Form 10-Q
period 1997-09-28
CARPENTER W R NORTH AMERICA INC
filed 1997-11-12
CIK 1041645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 28, 1997.

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from          to

         Commission file number: 333-31187

                       W.R. CARPENTER NORTH AMERICA, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                   54-1049647
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                1775 PARK STREET
                             SELMA, CALIFORNIA 93662
              (Address of principal executive offices and zip code)

                                 (209) 891-5344
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

At November 10, 1997, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                           Jun 29         Sept 29        Sept 28
                                                                             1997            1996           1997
                                                                         (audited)    (unaudited)    (unaudited)
                                                                         ---------    ------------   -----------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                             $77,345          $9,642        $77,472
    Accounts receivable (net of allowance for doubtful                     23,591          19,789         24,601
      accounts of $364, $336, and $410 respectively)
    Inventories                                                            16,833          16,143         21,007
    Prepaid expenses and other                                              1,773           1,604          1,660
    Deferred income taxes                                                   1,091           1,003          1,091
                                                                         --------         -------       --------
     Total current assets                                                 120,633          48,181        125,831
  Property, plant and equipment, net                                       42,143          36,085         49,187
  Other assets                                                              5,049             337          5,151
                                                                         ========         =======       ========
     Total assets                                                        $167,825         $84,603       $180,169
                                                                         ========         =======       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable                                                      $11,585         $10,029        $16,811
    Accrued wages and employee benefits                                     2,224           2,714          2,357
    Accrued interest                                                          953           1,970          3,658
    Other accrued expenses                                                  6,196           2,760          5,569
    Current portion of long-term debt                                         840           5,695          1,497
    Note Payable - Related Party                                                0          13,466              0
    Revolving line of credit                                                    0               0          2,637
                                                                         --------         -------       --------
       Total current liabilities                                           21,798          36,634         32,529
  Senior Subordinated Notes Payable                                       104,523               0        104,523
  Long-term debt, net of current portion                                    8,521          23,705          7,974
  Other long-term liabilities                                               3,817           2,996          4,262
  Deferred income taxes                                                     2,135           2,298          3,198
                                                                         --------         -------       --------
      Total liabilities                                                  $140,794         $65,633       $152,486
                                                                         --------         -------       --------
  Commitments and contingencies
  Stockholder's equity
      Common stock                                                             60              60             60
      Preferred stock                                                          25              25             25
      Additional paid-in capital                                            8,767           8,767          8,767
      Cumulative currency translation adjustment (CTA)                      2,084           2,084          2,084
      Retained earnings (on July 3, 1994 a deficit of $31,395 was          16,095           8,034         16,747
        eliminated due to a subsidiary's quasi-reorganization)
                                                                         --------         -------       --------
                                                                           27,031          18,970         27,683
                                                                         --------         -------       --------
        Total liabilities and stockholder's equity                       $167,825         $84,603       $180,169
                                                                         ========         =======       ========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per-share data)
                                   (unaudited)


                                                                                      Three Months Ended
                                                                                    ------------------------
                                                                                    Sept 29          Sept 28
                                                                                       1996             1997
                                                                                    -------          -------
Revenues
   Equipment sales
      New                                                                           $24,323          $29,188
      Used                                                                              623              521
   Rental and services                                                                5,814            7,325
                                                                                    -------          -------
          Total revenues                                                             30,760           37,034
                                                                                    -------          -------
Cost of Revenues
   Equipment sales
      New                                                                            16,960           21,032
      Used                                                                              313              250
   Rental and services                                                                3,312            4,371
                                                                                    -------          -------
           Total cost of revenues                                                    20,585           25,653
                                                                                    -------          -------
Gross profit
   Equipment sales
      New                                                                             7,363            8,156
      Used                                                                              310              271
   Rental and services                                                                2,502            2,954
                                                                                    -------          -------
            Total gross profit                                                       10,175           11,381
                                                                                    -------          -------
Operating expenses
   Selling, general and administrative                                                4,208            5,662
   Product liability                                                                    845              939
   Research and development                                                           1,180            1,385
                                                                                    -------          -------
            Total operating expenses                                                  6,233            7,986
                                                                                    -------          -------
Income from operations                                                                3,942            3,395
Other income (expense)
   Interest expense, net                                                              (858)          (2,126)
   Other expense                                                                       (11)            (185)
                                                                                    -------          -------
Income before income taxes                                                            3,073            1,084
Provision for income taxes                                                          (1,171)            (432)
                                                                                    -------          -------
Net income                                                                           $1,902             $652
                                                                                    =======          =======
Net income per common share                                                             $32              $11
                                                                                    =======          =======
Weighted average number of common shares used to compute net income per share        60,000           60,000
                                                                                    =======          =======

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                               Three Months Ended
                                                                                            ------------------------
                                                                                            Sept 29          Sept 28
                                                                                               1996             1997
                                                                                            -------          -------
Cash flows from operating activities
   Net income                                                                               $ 1,902          $   652
                                                                                            -------          -------
   Adjustments to reconcile net income to net cash provided (used) by operating activities
      Depreciation and amortization                                                           1,358            1,779
      Gain on disposition of property, plant and equipment                                     (308)            (272)
      Changes in operating assets and liabilities
         Accounts receivable                                                                 (4,196)          (1,010)
         Current portion of net investment in lease                                               0                0
         Inventories                                                                           (842)          (4,174)
         Prepaid expenses and other assets                                                      148              113
         Deferred income taxes, net                                                           1,193            1,063
         Accounts payable                                                                      (757)           5,224
         Accrued expenses                                                                       (50)           2,211
         Other, net                                                                             457              320
                                                                                            -------          -------
              Total adjustments                                                              (2,997)           5,254
                                                                                            -------          -------
              Net cash (used) provided by operating activities                               (1,095)           5,906
                                                                                            -------          -------
Cash flows from investing activities
   Additions to property, plant and equipment                                                (5,967)          (8,673)
   Proceeds from disposition of assets                                                          554              473
   Increase in notes and contracts receivable                                                     0                0
   Acquisitions, net of cash acquired                                                             0                0
                                                                                            -------          -------
         Net cash used by investing activities                                               (5,413)          (8,200)
                                                                                            -------          -------
Cash flows from financing activities
   Proceeds from long-term debt                                                              10,323            9,012
   Repayment of long-term debt                                                               (5,340)          (6,591)
   Proceeds from senior subordinated notes                                                        0                0
   Repayment of note payable - related party                                                      3                0
                                                                                            -------          -------
         Net cash provided by financing activities                                            4,986            2,421
                                                                                            -------          -------
Net (decrease) increase in cash and cash equivalents                                         (1,522)             127
Cash and cash equivalents at beginning of period                                             11,164           77,345
                                                                                            -------          -------
Cash and cash equivalents at end of period                                                   $9,642          $77,472
                                                                                            =======          =======

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three months ended September 28, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they did not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.


2.       CONTINGENCIES

W.R. Carpenter North America, Inc. ("the Company") and its subsidiaries have various product liability claims and suits pending. The Company's policy is to defend each suit vigorously, regardless of the amount sought in damages. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that all claims, legal actions, complaints and proceedings which have been filed or are pending against the Company and its subsidiaries, as well as possible future claims are adequately covered by reserves or insurance, and are not expected to have a material adverse effect on the Company's consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. Such risks and uncertainties include, but are not limited to, the following factors: substantial leverage of the Company; industrial cyclicality; dependence on the construction industry; consolidation of the customer base; dependence upon major customers; risks relating to growth; significance of new product development; the need for continual capital expenditures; competition; product liability; insurance; availability of product components; reliance on suppliers; foreign sales; government and environmental regulation; labor matters; holding company structure; restrictions under debt agreements; fraudulent conveyance; and control by the sole stockholder.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain historical income statement data derived from the Company's consolidated statements of operations expressed in dollars and as a percentage of net revenue.

                                                               Three Months Ended
                                               --------------------------------------------------
                                               September 28, 1997              September 29, 1996
                                               ------------------              ------------------
                                                             (Dollars in Thousands)
                                                                   (Unaudited)

         Revenue                             $37,034         100.0%         $30,760           100.0%
         Cost of revenue                      25,653          69.3           20,585            66.9
         Gross profit                         11,381          30.7           10,175            33.1
         Operating expenses                    7,986          21.6            6,233            20.3
         Operating income                      3,395           9.2            3,942            12.8
         Interest expense, net                 2,126           5.7              858             2.8
         Other expenses                          185           0.5               11             0.0
         Income taxes                            432           1.2            1,171             3.8
         Net income                              652           1.8            1,902             6.2
         EBIDTA                                5,174          14.0            5,300            17.2
         Depreciation and amortization         1,779           4.8            1,358             4.4



SEGMENT OPERATIONS

The Company, through its wholly-owned subsidiaries, UpRight, Inc. ("UpRight") and Horizon High Reach, Inc. ("Horizon"), manufactures, sells, rents and services aerial work platform equipment to a diverse customer base.

UpRight is a leading manufacturer of aerial work platforms. Horizon is a leading industrial equipment rental, sales and service company specializing in aerial work platforms and is a significant customer of UpRight. Sales to Horizon accounted for approximately 20.8% and 16.5% of UpRight's revenue for the three months ended September 28, 1997 and September 29, 1996, respectively.

When equipment purchased from UpRight by Horizon is included in Horizon's rental fleet, or held as sales inventory at the end of a reporting period, the gross profit earned by UpRight on the sale of this equipment is eliminated from the Company's consolidated Gross Profit. As Horizon's purchases of equipment for rental fleet purposes vary by quarter, and the level of UpRight equipment held in sales inventory by Horizon fluctuates by quarter, the resulting elimination of Gross Profit on consolidation can cause consolidated Income from Operations to fluctuate on a quarterly basis.

The Company believes its results of operations for its UpRight and Horizon subsidiaries are most meaningful when analyzed from the perspective of two arm's-length companies. The following table sets forth for the periods indicated certain historical consolidating income statement data derived from the Company's consolidated statements of operations expressed in dollars and as a percentage of revenue.

                                                              Consolidating Statement of Operations
                                                                        Three Months Ended
                                                                        September 28, 1997
                                                                      (Dollars in Thousands)
                                                                           (Unaudited)
                                               ---------------------------------------------------------------------
                                                Carpenter       Horizon      UpRight     Eliminations   Consolidated
                                               ------------    ----------   -----------  ------------   ------------
REVENUES
New equipment sales                                                $4,341       $31,355      $(6,508)        $29,188
Used equipment sales                                                  521                                        521
Rentals and services                                                7,325                                      7,325
                                               ------------    ----------   -----------   ----------    ------------
   TOTAL REVENUES                                                  12,187        31,355       (6,508)         37,034
                                               ------------    ----------   -----------   ----------    ------------
COST OF REVENUES
New equipment sales                                                 3,432        22,675       (5,076)         21,031
Used equipment sales                                                  251                                        251
Rentals and service                                                 4,371                                      4,371
                                               ------------    ----------   -----------   ----------    ------------
   TOTAL COST OF REVENUES                                           8,054        22,675       (5,076)         25,653
                                               ------------    ----------   -----------   ----------    ------------
GROSS PROFIT
New equipment sales                                                   909         8,680       (1,432)          8,157
Used equipment sales                                                  270                                        270
Rental and services                                                 2,954                                      2,954
                                               ------------    ----------   -----------   ----------    ------------
   TOTAL GROSS PROFIT                                               4,133         8,680       (1,432)         11,381
                                               ------------    ----------   -----------   ----------    ------------
   % of sales                                                        33.9%         27.7%                        30.7%
INCOME FROM OPERATIONS
Selling, general and administrative                    $603         2,360         2,698                        5,661
Product liability                                                                   939                          939
Research and development                                                          1,385                        1,385
                                               ------------    ----------   -----------   ----------    ------------
Total operating expenses                                603         2,360         5,022                        7,986
                                               ============    ==========   ===========   ==========    ============
    INCOME FROM OPERATIONS                             (603)        1,773         3,658       (1,432)          3,395
   % of sales                                                        14.5%         11.7%        22.0%            9.2%





                                                              Consolidating Statement of Operations
                                                                        Three Months Ended
                                                                        September 29, 1996
                                                                      (Dollars in Thousands)
                                                                           (Unaudited)
                                               ---------------------------------------------------------------------
                                                Carpenter       Horizon      UpRight     Eliminations   Consolidated
                                               ------------    ----------   -----------  ------------   ------------
REVENUES
New equipment sales                                                $3,700       $24,688      $(4,065)        $24,323
Used equipment sales                                                  623                                        623
Rentals and services                                                5,814                                      5,814
                                               ------------    ----------   -----------   ----------    ------------
   TOTAL REVENUES                                                  10,137        24,688       (4,065)         30,760
                                               ------------    ----------   -----------   ----------    ------------
COST OF REVENUES
New equipment sales                                                 2,851        17,808       (3,699)         16,960
Used equipment sales                                                  313             0            0             313
Rentals and service                                                 3,312             0            0           3,312
                                               ------------    ----------   -----------   ----------    ------------
   TOTAL COST OF REVENUES                                           6,476        17,808       (3,699)         20,585
                                               ------------    ----------   -----------   ----------    ------------
GROSS PROFIT
New equipment sales                                                   849         6,880         (366)          7,363
Used equipment sales                                                  310             0            0             310
Rental and services                                                 2,502             0            0           2,502
                                               ------------    ----------   -----------   ----------    ------------
   TOTAL GROSS PROFIT                                               3,661         6,880         (366)         10,175
                                               ------------    ----------   -----------   ----------    ------------
   % of sales                                                        36.1%         27.9%                        33.1%
INCOME FROM OPERATIONS
Selling, general and administrative                    $231         1,993         1,984            0           4,208
Product liability                                                       0           845            0             845
Research and development                                                0         1,180            0           1,180
                                               ------------    ----------   -----------   ----------    ------------
Total operating expenses                                231         1,993         4,009            0           6,233
                                               ============    ==========   ===========   ==========    ============
   INCOME FROM OPERATIONS                              (231)        1,668         2,871         (366)          3,942
   % of sales                                                        16.5%         11.6%         9.0%           12.8%

THREE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1996.

Revenue increased by 20.4% to $37.0 million in the three months ended September 28, 1997 from $30.8 million in the three months ended September 29, 1996. The increase of $6.2 million was attributable to increased revenue from sales of new equipment of $4.8 million (including sales of UpRight equipment by Horizon) and increased rental and service revenue for Horizon of $1.5 million. New equipment sales increased due primarily to the introduction of new products such as UpRight's AB-46 boom product (released in February, 1997) and Horizon's sales of forklift products. International sales increased by $1.0 million to $11.9 million in the three months ended September 28, 1997 compared to $10.9 million in the three months ended September 29, 1996, but international sales as a percentage of the Company's revenue declined from 45% to 38%. The increase in rental and service revenue for Horizon is attributable to additional units in the rental fleet and the inclusion of results from businesses acquired after the first quarter in fiscal 1997.

Gross profit increased by $1.2 million, or 11.8%, to $11.4 million for the three months ended September 28, 1997 from $10.2 million for the three months ended September 29, 1996, while gross margin decreased to 30.7% in the three months ended September 28, 1997 from 33.1% in the three months ended September 29, 1996. The increase in gross profit is attributable to higher revenue; however, margins contracted due to: (1) Horizon's gross margin declining to 33.9% from 36.1% due to a higher percentage of total revenue from new equipment sales and lower rental rates due to competitive pressures; and (2) the elimination on consolidation of $1.4 million in gross profit on intercompany sales of equipment from UpRight to Horizon which was included by Horizon in its rental fleet or held as increased sales inventory in the three months ended September 28, 1997 compared to an elimination of $0.4 million in gross profit in the three months ended September 29, 1996. The higher elimination is due to both a higher level of intercompany sales and a higher percentage of these sales being included in Horizon's rental fleet or held as sales inventory.

Operating expenses, consisting of selling, general and administrative expenses (SG & A), product liability and research and development expenses, increased to $8.0 million or 21.6% of revenue for the three months ended September 28, 1997 from $6.2 million or 20.3% of revenue for the three months ended September 29, 1996. SG & A expenses increased by $1.4 million to $5.7 million in the three months ended September 28, 1997 and as a percentage of revenue increased to 15.3% from 13.7%. SG & A expenses increased due to higher sales, one-time costs associated with the union election at UpRight in August 1997 and higher corporate costs following the Company's issuance in June 1997 of its Senior Subordinated Notes due 2007 ("Senior Subordinated Notes"). UpRight's permanent employees at its Selma facility voted against unionization and certification of the union at such election. As a percentage of revenue SG & A increased due to one-time costs associated with the union election at UpRight and higher corporate costs following the Company's issuance of its Senior Subordinated Notes and the higher level of intercompany sales between UpRight and Horizon which are eliminated on consolidation in the three months ended September 28, 1997 compared to the three months ended September 29, 1996. Product Liability and Research and Development expenses were generally flat as a percentage of revenue.

Interest expense, net of interest income, increased to $2.1 million for the three months ended September 28, 1997 from $0.9 million for the three months ended September 29, 1996 due to the Company's issuance of the Senior Subordinated Notes.

Income tax for the three months ended September 28, 1997 was $0.4 million compared to $1.2 million for the three months ended September 29, 1996. The Company's effective tax rate was 40.0% for the three months ended September, 28, 1996 compared to 38.1% for the three months ended September 29, 1996.

Net income for the three months ended September 28, 1997 was $0.6 million, a decrease of $1.3 million from net income of $1.9 million for the three months ended September 1996, as a result of the factors described above.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow requirements are for working capital, capital expenditures and debt service.

The Company's working capital was $95.9 million and $98.8 million at September 28, 1997 and June 29, 1997, respectively. The reduction in working capital is due to the increase in accounts payable and accrued interest offsetting the increase in accounts receivable and inventories. Inventories increased by $4.2 million in the three months ending September 28, 1997 due to UpRight commencing production of additional models of its AB-46 boom lift, and increased sales inventory held by Horizon.

The Company's debt was $116.6 million and $113.9 million at September 28, 1997 and June 29, 1997, respectively. Increased borrowings were due to Horizon utilising its revolving line of credit during the three months ended September 28, 1997. Cash was $77.4 million and $77.3 million at September 28, 1997 and June 29, 1997, respectively.

Net cash provided by operating activities was $5.9 million in the three months ended September 28, 1997 and there was a usage of funds by operating activities of $1.1 million in the three months ended September 29, 1996. The stronger cash flow in the three months ended September 28, 1997 is primarily due to increased accounts payable and accrued interest.

Net cash used in investing activities was $8.2 million and $5.4 million in the three months ended September 28, 1997, and September 29, 1996, respectively. Such cash was used primarily to fund the Company's capital expenditure program associated with the expansion of UpRight's manufacturing facilities at Selma, California and the upgrading and expansion of Horizon's rental fleet.

Net cash provided by financing activities was $2.4 million and $5.0 million in the three months ended September 28, 1997 and September 29, 1996, respectively. The Company paid no dividends in either period.

In addition to its cash on hand, the Company believes that internally generated funds and amounts available to UpRight and Horizon under revolving credit facilities are and will continue to be sufficient to satisfy its operating cash requirements and planned capital expenditures. The Company may, however, require additional capital through borrowings if the Company undertakes acquisitions.

SEASONALITY

The Company's revenue and operating results historically have fluctuated from quarter to quarter, and the Company expects that they will continue to do so in the future. These fluctuations have been caused by a number of factors, including seasonal purchasing patterns of UpRight's customers and seasonal rental patterns of Horizon's customers (principally due to the effect of weather on construction activity). The operating results of any historical period are not necessarily indicative of results for any future period.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Company did not file any reports on Form 8-K during the quarter ended September 28, 1997

(b) EXHIBITS. The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number   Description of Document
-------  -----------------------
*3.1(i)  Certificate of Incorporation of the Company, as amended.

*3.1(ii) Bylaws of the Company, as amended.

*4.1 Indenture, dated as of June 10, 1997, by and among the Company, the Guarantors named therein and U.S. Trust Company of California, N.A.

*4.2 Registration Rights Agreement, dated as of June 10, 1997, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein.

*4.3     Form of Original Global Note.

*4.4     Form of Exchange Global Note.

*10.1 Securities Purchase Agreement, dated as of June 4, 1997, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein.

*10.2    Revolving Loan Agreement, dated October 16, 1996, between UpRight and
         Union Bank of California.

*10.3 Industrial Lease, dated February 7, 1997, between A.L.L., a general partnership, and UpRight.

*10.4    Lease, entered into as of November, 1995, by and between Townview
         Partners, an Ohio partnership, and UpRight.

*10.5    Recourse Agreement, dated February 11, 1997, by and between Horizon and
         American Equipment Leasing.

*10.6 Management Services Agreement, dated May 12, 1997, by and between the Company and Griffin Group International Management Ltd.

*10.7    Lease, dated November 15, 1996, by and between Akzo Nobel Coatings,
         Inc., and Horizon.

*10.8    Lease, dated January, 1997, by and between Morris Ragona and Joan
         Ragona, and Horizon.

*10.9    Agreement  of Lease,  dated  January 26, 1995,  by and between  Richard
         V. Gunner and George Andros, and Horizon.

*10.10   Lease Agreement, executed November 10, 1989, by and between Trussel
         Electric, Inc., and Up-Right, including Lease Extension Agreement dated
         February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.

*10.11   Lease Agreement (undated) by and between T.T. Templin and Horizon.

*10.12   Agreement of Lease, dated October 15, 1992, by and between Robert I.
         Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June
         1994, by and between Up-Right and Horizon and Consent to Assignment dated July 15, 1994.

*10.13   Lease Agreement, dated April 27, 1990, by and between D.L. Phillips
         Investment Builders, Inc., and Up-Right, together with Supplemental
         Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders,
         Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right and Horizon and Consent to Assignment dated July 15,
         1994.

*10.14   Lease Renewal Agreement, dated October 19, 1992, between Ronald W.
         Werner and UpRight.

*10.15   Lease, dated March 7, 1995, by and between BMB Investment Group and
         Horizon.

27.1     Financial Data Schedule.

--------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 14, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         W.R. CARPENTER NORTH AMERICA, INC.

Date:  November  12, 1997

                                         By:   /s/ GRAHAM D. CROOT
                                             -----------------------------------
                                               Graham D. Croot
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Signatory)

                                INDEX TO EXHIBITS

Exhibits Description
-------- -----------
*3.1(i)  Certificate of Incorporation of the Company, as amended.

*3.1(ii) Bylaws of the Company, as amended.

*4.1 Indenture, dated as of June 10, 1997, by and among the Company, the Guarantors named therein and U.S. Trust Company of California, N.A.

*4.2 Registration Rights Agreement, dated as of June 10, 1997, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein.

*4.3     Form of Original Global Note.

*4.4     Form of Exchange Global Note.

*10.1 Securities Purchase Agreement, dated as of June 4, 1997, by and among the Company, the Guarantors named therein and the Initial Purchasers named therein.

*10.2    Revolving Loan Agreement, dated October 16, 1996, between UpRight and
         Union Bank of California.

*10.3 Industrial Lease, dated February 7, 1997, between A.L.L., a general partnership, and UpRight.

*10.4    Lease, entered into as of November, 1995, by and between Townview
         Partners, an Ohio partnership, and UpRight.

*10.5    Recourse Agreement, dated February 11, 1997, by and between Horizon and
         American Equipment Leasing.

*10.6 Management Services Agreement, dated May 12, 1997, by and between the Company and Griffin Group International Management Ltd.

*10.7    Lease, dated November 15, 1996, by and between Akzo Nobel Coatings,
         Inc., and Horizon.

*10.8    Lease, dated January, 1997, by and between Morris Ragona and Joan
         Ragona, and Horizon.

*10.9    Agreement  of Lease,  dated  January 26, 1995,  by and between  Richard
         V. Gunner and George Andros, and Horizon.

*10.10   Lease Agreement, executed November 10, 1989, by and between Trussel
         Electric, Inc., and Up-Right, including Lease Extension Agreement dated
         February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.

*10.11   Lease Agreement (undated) by and between T.T. Templin and Horizon.

*10.12   Agreement of Lease, dated October 15, 1992, by and between Robert I.
         Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June
         1994, by and between Up-Right and Horizon and Consent to Assignment dated July 15, 1994.

*10.13   Lease Agreement, dated April 27, 1990, by and between D.L. Phillips
         Investment Builders, Inc., and Up-Right, together with Supplemental
         Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders,
         Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right and Horizon and Consent to Assignment dated July 15,
         1994.

*10.14   Lease Renewal Agreement, dated October 19, 1992, between Ronald W.
         Werner and UpRight.

*10.15   Lease, dated March 7, 1995, by and between BMB Investment Group and
         Horizon.

27.1     Financial Data Schedule.

-------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 14, 1997.