Form 10-Q
period 1997-12-28
CARPENTER W R NORTH AMERICA INC
filed 1998-02-11
CIK 1041645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 28, 1997.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At February 10, 1998, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                        PART I - - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                          Jun 29        Dec. 29       Dec. 28
                                                                           1997           1996          1997
                                                                        (audited)     (unaudited)    (unaudited)
                                                                        --------       --------       --------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                           $ 77,345       $  6,045       $ 70,397
    Accounts receivable (net of allowance for doubtful                    23,591         17,689         23,514
      accounts of $364, $327, and $405, respectively)
    Inventories                                                           16,833         14,979         19,084
    Prepaid expenses and other                                             1,773          2,529          1,737
    Deferred income taxes                                                  1,091          1,003          1,091
                                                                        --------------------------------------
     Total current assets                                                120,633         42,245        115,823
  Property, plant and equipment, net                                      42,143         37,968         51,558
  Other assets                                                             5,049            301          5,531
                                                                        --------------------------------------
     Total assets                                                       $167,825       $ 80,514       $172,912
                                                                        ======================================

LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable                                                    $ 11,585       $  9,364       $ 10,790
    Other accrued liabilities                                              9,373          7,141          6,527
    Current portion of long-term debt                                        840          4,783          1,265
    Note Payable - Related Party                                               0          7,466              0
    Revolving line of credit                                                   0              0            746
                                                                        --------------------------------------
       Total current liabilities                                          21,798         28,754         19,328
  Senior Subordinated Notes Payable                                      104,523              0        104,547
  Long-term debt, net of current portion                                   8,521         25,459         12,170
  Other long-term liabilities                                              3,817          3,414          5,031
  Deferred income taxes                                                    2,135          1,941          2,548
                                                                        --------------------------------------
      Total liabilities                                                 $140,794       $ 59,568       $143,624
                                                                        --------------------------------------
  Commitments and contingencies
  Stockholder's equity
      Common stock                                                            60             60             60
      Preferred stock                                                         25             25             25
      Additional paid-in capital                                           8,767          8,767          8,767
      Cumulative currency translation adjustment (CTA)                     2,084          2,084          2,084
      Retained earnings (on July 3, 1994 a deficit of $31,395 was
         eliminated due to a subsidiary's quasi-reorganization)           16,095         10,010         18,352
                                                                        --------------------------------------
                                                                          27,031         20,946         29,288
                                                                        --------------------------------------
        Total liabilities and stockholder's equity                      $167,825       $ 80,514       $172,912
                                                                        ======================================

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per-share data)
                                   (unaudited)



                                                  Three Months Ended               Six Months Ended
                                               ------------------------        ------------------------
                                                Dec. 29        Dec. 28         Dec. 29         Dec.  28
                                                 1996            1997            1996            1997
                                               ------------------------        ------------------------
Revenues
   Equipment sales
      New                                      $ 23,182        $ 32,411        $ 47,505        $ 61,599
      Used                                          611             905           1,234           1,426
   Rental and services                            6,083           6,740          11,897          14,065
                                               ------------------------        ------------------------
          Total revenues                         29,876          40,056          60,636          77,090
                                               ------------------------        ------------------------
Cost of Revenues
   Equipment sales
      New                                        15,773          22,444          32,732          43,475
      Used                                          318             516             631             767
   Rental and services                            3,539           3,975           6,852           8,346
                                               ------------------------        ------------------------
           Total cost of revenues                19,630          26,935          40,215          52,588
                                               ------------------------        ------------------------
Gross profit
   Equipment sales
      New                                         7,409           9,967          14,773          18,124
      Used                                          293             389             603             659
   Rental and services                            2,544           2,765           5,045           5,719
                                               ------------------------        ------------------------
            Total gross profit                   10,246          13,121          20,421          24,502
                                               ------------------------        ------------------------
Operating expenses
   Selling, general and administrative            4,360           5,650           8,568          11,311
   Product liability                                786             758           1,631           1,697
   Research and development                       1,098           1,710           2,278           3,095
                                               ------------------------        ------------------------
            Total operating expenses              6,244           8,118          12,477          16,103
                                               ------------------------        ------------------------
Income from operations                            4,002           5,003           7,944           8,399
Other income (expense)
   Interest expense, net                           (768)         (2,163)         (1,626)         (4,289)
   Other expense                                    (38)           (168)            (49)           (353)
                                               ------------------------        ------------------------
Income before income taxes                        3,196           2,672           6,269           3,757
Provision for income taxes                       (1,218)         (1,068)         (2,389)         (1,500)
                                               ------------------------        ------------------------
Net income                                     $  1,978        $  1,604        $  3,880        $  2,257
                                               ------------------------        ------------------------
Net income per common share                    $     33        $     27        $     65        $     38
                                               ------------------------        ------------------------
Weighted average number of common shares
   used to compute net income per share          60,000          60,000          60,000          60,000
                                               ========================        ========================

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)



                                                                                          Six Months Ended
                                                                                      ------------------------
                                                                                       Dec. 29         Dec. 28
                                                                                        1996             1997
                                                                                      ------------------------
Cash flows from operating activities
   Net income                                                                         $  3,880        $  2,257
                                                                                      ------------------------
   Adjustments to reconcile net income to net cash provided (used) by operating activities
      Depreciation and amortization                                                      2,851           3,616
      Gain on disposition of property, plant and equipment                                (651)           (667)
      Changes in operating assets and liabilities
         Accounts receivable                                                            (2,095)             77
         Inventories                                                                       322          (2,251)
         Prepaid expenses and other assets                                                (776)             36
         Deferred income taxes, net                                                        837             413
         Accounts payable                                                               (1,422)           (795)
         Accrued expenses                                                                 (353)         (2,833)
         Other, net                                                                        884           1,463
                                                                                      ------------------------
              Total adjustments                                                           (403)           (941)
                                                                                      ------------------------
              Net cash  provided by operating activities                                 3,477           1,316
                                                                                      ------------------------
Cash flows from investing activities
   Additions to property, plant and equipment                                           (7,920)        (13,672)
   Proceeds from disposition of assets                                                   1,275           1,333
                                                                                      ------------------------
         Net cash used by investing activities                                          (6,645)        (12,339)
                                                                                      ------------------------
Cash flows from financing activities
   Proceeds from long-term debt                                                         14,799           4,688
   Repayment of long-term debt                                                         (10,751)           (613)
   Repayment of note payable - related party                                            (5,999)              0
                                                                                      ------------------------
         Net cash (used)/provided by financing activities                               (1,951)          4,075
                                                                                      ------------------------
Net decrease in cash and cash equivalents                                               (5,119)         (6,948)
Cash and cash equivalents at beginning of period                                        11,164          77,345
                                                                                      ------------------------
Cash and cash equivalents at end of period                                            $  6,045        $ 70,397
                                                                                      ========================

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and six months ended December 28, 1997, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

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


                                                            Three Months Ended
                                                            ------------------
                                               December 28, 1997          December 29, 1996
                                             ---------------------      ---------------------
                                                          (Dollars in Thousands)
                                                                (Unaudited)
         Revenue                             $40,056         100.0%     $29,876         100.0%
         Cost of revenue                      26,935          67.2       19,630          65.7
         Gross profit                         13,121          32.8       10,246          34.3
         Operating expenses                    8,118          20.3        6,244          20.9
         Operating income                      5,003          12.5        4,002          13.4
         Interest expense, net                 2,163           5.4          768           2.6
         Other expenses                          168           0.4           38           0.1
         Income taxes                          1,068           2.7        1,218           4.1
         Net income                            1,604           0.4        1,978           6.6
         EBITDA                                6,672          16.7        5,457          18.3
         Depreciation and amortization         1,837           4.6        1,493           5.0



SEGMENT OPERATIONS

The Company, through its wholly-owned subsidiaries, UpRight, Inc. ("UpRight") and Horizon High Reach, Inc. ("Horizon"), manufactures, sells, rents and services aerial work platform equipment to a diverse customer base.

UpRight is a leading manufacturer of aerial work platforms. Horizon is a leading industrial equipment rental, sales and service company specializing in aerial work platforms and is a significant customer of UpRight. Sales to Horizon accounted for approximately 10.2% and 19.0% of UpRight's revenue for the three months ended December 28, 1997 and December 29, 1996, respectively. Sales to Horizon accounted for approximately 15.5% and 17.7% of UpRight's revenue for the six months ended December 28, 1997 and December 29,1996, respectively.

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

                                                                       Consolidating Statement of Operations
                                                                                Three Months Ended
                                                                                 December 28, 1997
                                                                              (Dollars in Thousands)
                                                                                    (Unaudited)

                                                   ---------------------------------------------------------------------------
                                                   Carpenter         Horizon         UpRight       Eliminations   Consolidated
                                                   ---------------------------------------------------------------------------
         REVENUES
         New equipment sales                                        $  5,048         $ 30,461        $ (3,098)        $ 32,411
         Used equipment sales                                            905                                               905
         Rentals and services                                          6,740                                             6,740
                                                   ---------------------------------------------------------------------------
            TOTAL REVENUES                                            12,693           30,461          (3,098)          40,056
                                                   ---------------------------------------------------------------------------
         COST OF REVENUES
         New equipment sales                                           3,898           21,494          (2,948)          22,444
         Used equipment sales                                            516                                               516
         Rentals and services                                          3,975                                             3,975
                                                   ---------------------------------------------------------------------------
            TOTAL COST OF REVENUES                                     8,389           21,494          (2,948)          26,935
                                                   ---------------------------------------------------------------------------
         GROSS PROFIT
         New equipment sales                                           1,150            8,967            (150)           9,967
         Used equipment sales                                            389                                               389
         Rentals and services                                          2,765                                             2,765
                                                   ---------------------------------------------------------------------------
            TOTAL GROSS PROFIT                                         4,304            8,967            (150)          13,121
                                                   ---------------------------------------------------------------------------
            % of revenue                                                33.9%            29.4%                            32.8%
         INCOME FROM OPERATIONS
         Selling, general and administrative       $    642            2,433            2,575                            5,650
         Product liability                                                                758                              758
         Research and development                                                       1,710                            1,710
                                                   ---------------------------------------------------------------------------
         Total operating expenses                       642            2,433            5,043                            8,118
                                                   ===========================================================================
             INCOME FROM OPERATIONS                    (642)           1,871            3,924            (150)           5,003
            % of revenue                                                14.7%            12.9%            4.8%            12.5%




                                                                      Consolidating Statement of Operations
                                                                               Three Months Ended
                                                                                December 29, 1996
                                                                             (Dollars in Thousands)
                                                                                   (Unaudited)

                                                   --------------------------------------------------------------------------
                                                   Carpenter        Horizon         UpRight       Eliminations   Consolidated
                                                   --------------------------------------------------------------------------
         REVENUES
         New equipment sales                                        $  4,964        $ 22,498        $ (4,280)        $ 23,182
         Used equipment sales                                            611                                              611
         Rentals and services                                          6,083                                            6,083
                                                   --------------------------------------------------------------------------
            TOTAL REVENUES                                            11,658          22,498          (4,280)          29,876
                                                   --------------------------------------------------------------------------
         COST OF REVENUES
         New equipment sales                                           3,874          16,167          (4,268)          15,773
         Used equipment sales                                            318               0               0              318
         Rentals and services                                          3,539               0               0            3,539
                                                   --------------------------------------------------------------------------
            TOTAL COST OF REVENUES                                     7,731          16,167          (4,268)          19,630
                                                   --------------------------------------------------------------------------
         GROSS PROFIT
         New equipment sales                                           1,090           6,331             (12)           7,409
         Used equipment sales                                            293               0               0              293
         Rentals and services                                          2,544               0               0            2,544
                                                   --------------------------------------------------------------------------
            TOTAL GROSS PROFIT                                         3,927           6,331             (12)          10,246
                                                   --------------------------------------------------------------------------
            % of revenue                                                33.7%           28.1%                            34.3%
         INCOME FROM OPERATIONS
         Selling, general and administrative       $     31            2,208           2,121               0            4,360
         Product liability                                                 0             786               0              786
         Research and development                                          0           1,098               0            1,098
                                                   --------------------------------------------------------------------------
         Total operating expenses                        31            2,208           4,005               0            6,244
                                                   ==========================================================================
            INCOME FROM OPERATIONS                      (31)           1,719           2,326             (12)           4,002

            % of revenue                                                14.7%           10.3%            0.3%            13.4%

                                                          Consolidating Statement of Operations
                                                                    Six Months Ended
                                                                    December 28, 1997
                                                                 (Dollars in Thousands)
                                                                       (Unaudited)

                                          ---------------------------------------------------------------------------
                                          Carpenter        Horizon         UpRight     Eliminations      Consolidated
                                          ---------------------------------------------------------------------------
REVENUES
New equipment sales                                        $  9,389         $ 61,816        $ (9,606)        $ 61,599
Used equipment sales                                          1,426                                             1,426
Rentals and services                                         14,065                                            14,065
                                          ---------------------------------------------------------------------------
     TOTAL REVENUES                                          24,880           61,816          (9,606)          77,090
                                          ---------------------------------------------------------------------------
COST OF REVENUES
New equipment sales                                           7,330           44,169          (8,024)          43,475
Used equipment sales                                            767                                               767
Rentals and services                                          8,346                                             8,346
                                          ---------------------------------------------------------------------------
    TOTAL COST OF REVENUES                                   16,443           44,169          (8,024)          52,588
                                          ---------------------------------------------------------------------------
GROSS PROFIT
New equipment sales                                           2,059           17,647          (1,582)          18,124
Used equipment sales                                            659                                               659
Rentals and services                                          5,719                                             5,719
                                          ---------------------------------------------------------------------------
    TOTAL GROSS PROFIT                                        8,437           17,647          (1,582)          24,502
                                          ---------------------------------------------------------------------------
    % of revenue                                               33.9%            28.5%                            31.8%
INCOME FROM OPERATIONS
Selling, general and administrative       $  1,245            4,793            5,273                           11,311
Product liability                                                              1,697                            1,697
Research and development                                                       3,095                            3,095
                                          ---------------------------------------------------------------------------
Total operating expenses                     1,245            4,793           10,065                           16,103
                                          ===========================================================================
     INCOME FROM OPERATIONS                 (1,245)           3,644            7,582          (1,582)           8,399
     % of revenue                                              14.6%            12.3%           16.5%            10.9%





                                                              Consolidating Statement of Operations
                                                                    Six Months Ended
                                                                    December 29, 1996
                                                                 (Dollars in Thousands)
                                                                       (Unaudited)
                                     --------------------------------------------------------------------------------

                                         Carpenter        Horizon         UpRight     Eliminations      Consolidated
                                     --------------------------------------------------------------------------------
REVENUES
New equipment sales                                        $8,664         $47,186         $(8,345)           $47,505
Used equipment sales                                        1,234                                              1,234
Rentals and services                                       11,897                                             11,897
                                     --------------------------------------------------------------------------------
     TOTAL REVENUES                                        21,795          47,186          (8,345)            60,636
                                     --------------------------------------------------------------------------------
COST OF REVENUES
New equipment sales                                         6,724          33,975          (7,967)            32,732
Used equipment sales                                          631                                                631
Rentals and services                                        6,852                                              6,852
                                     --------------------------------------------------------------------------------
    TOTAL COST OF REVENUES                                 14,207          33,975          (7,967)            40,215
                                     --------------------------------------------------------------------------------
GROSS PROFIT
New equipment sales                                         1,940          13,211            (378)            14,773
Used equipment sales                                          603                                                603
Rentals and services                                        5,045                                              5,045
                                     --------------------------------------------------------------------------------
    TOTAL GROSS PROFIT                                      7,588          13,211            (378)            20,421
                                     --------------------------------------------------------------------------------
    % of revenue                                             34.8%           28.0%                              33.7%
INCOME FROM OPERATIONS
Selling, general and administrative           $262          4,201           4,105                              8,568
Product liability                                                           1,631                              1,631
Research and development                                                    2,278                              2,278
                                     --------------------------------------------------------------------------------
Total operating expenses                       262          4,201           8,014                             12,477
                                     ================================================================================
     INCOME FROM OPERATIONS                  (262)          3,387           5,197            (378)             7,944
     % of revenue                                            15.5%           11.0%            4.5%              13.1%

THREE MONTHS ENDED DECEMBER 28, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 29, 1996

Revenue increased by 34.1% to $40.1 million in the three months ended December 28, 1997 from $29.9 million in the three months ended December 29, 1996. The increase of $10.2 million was mainly due to increased revenue from sales of new equipment of $9.2 million (including sales of UpRight equipment by Horizon) and increased rental and service revenue for Horizon of $0.7 million. UpRight's new equipment sales increased due primarily to the introduction of new products such as UpRight's AB-46 boom product (introduced in February, 1997) and UpRight's sale of large scissor lifts and Horizon's sales of forklift and reachlift products. International sales increased by $4.2 million to $13.8 million in the three months ended December 28, 1997 compared to $9.6 million in the three months ended December 29, 1996. International sales as a percentage of the Company's revenue increased from 32.1% to 34.6% during the same periods. The increase in rental and service revenue for Horizon is attributable to additional units in the rental fleet and the inclusion of results from businesses acquired subsequent to the second quarter of fiscal 1997.

Gross profit increased by $2.9 million, or 28.1%, to $13.1 million for the three months ended December 28, 1997 from $10.2 million for the three months ended December 29, 1996, while gross margin decreased to 32.8% in the three months ended December 28, 1997 from 34.3% in the three months ended December 29, 1996. The increase in gross profit is attributable to increased revenue and higher individual gross margins by both UpRight and HORIZON. However, consolidated gross margin contracted due to a higher elimination of gross profit or intercompany sales from UpRight to Horizon which were included in Horizon's rental fleet or held as inventory as of December 28, 1997 compared to December 29, 1996.

Operating expenses, consisting of selling, general and administrative expenses (SG & A), product liability and research and development expenses, increased to $8.1 million or 20.3% of revenue for the three months ended December 28, 1997 from $6.2 million or 20.9% of revenue for the three months ended December 29, 1996. SG & A expenses increased by $1.3 million to $5.7 million in the three months ended December 28, 1997 compared to the three months ended December 29, 1996, but as a percentage of revenue decreased to 14.1% from 14.6% during the same periods. SG & A expenses increased due to increased level of operations, and higher corporate costs following the Company's issuance in June 1997 of its Senior Subordinated Notes due 2007 ("Senior Subordinated Notes"). Research and development expenses increased by $0.6 million to $1.7 million in the three months ended December 28, 1997 compared to the three months ended December 29, 1996, primarily as a result of the Company's emphasis in developing new and redesigned aerial work platform products. Product Liability expenses were flat during the same periods.

Interest expense, net of interest income, increased to $2.2 million for the three months ended December 28, 1997 from $0.8 million for the three months ended December 29, 1996 due to the Company's issuance of the Senior Subordinated Notes.

Income tax for the three months ended December 28, 1997 was $1.1 million compared to $1.2 million for the three months ended December 29, 1996. The Company's effective tax rate was 40.0% for the three months ended December 28, 1997 compared to 38.1% for the three months ended December 29, 1996.

Net income for the three months ended December 28, 1997 was $1.6 million, representing a decrease of $0.4 million from net income of $2.0 million for the three months ended December 29, 1996, as a result of the factors described above.

SIX MONTHS ENDED DECEMBER 28, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 29,
1996


Revenue for the first six months of fiscal year 1998 was $77.1 million, representing an increase of 27.1% over the comparable period in the previous year. The increase in sales of $16.5 million for the six months ended December 28, 1997 is primarily due to an increase in revenue from sale of new equipment of $14.1 million during such period. Export sales increased by 25.4% to $25.8 million for the six months ended December 28, 1997 compared to the six months ended December 29, 1996.

Gross profit as a percent of total revenue declined to 31.8% for the six months ended December 28, 1997 compared to 33.7% for the same period during the prior year due to the factors described above.

Operating expenses increased by $3.6 million to $16.1 million during the six months ended December 28, 1997 compared to the same period in the previous year, but represented approximately 21% of revenue for both periods.
This increase in operating expenses resulted from the factors described above.

Interest expense, net of interest income, increased to $4.3 million for the six months ended December 28, 1997 compared to $1.6 million during the comparable period in the previous year. This increase in interest income resulted from the factors described above.

The Company's effective income tax rate was 40.0% and 38.1% for the six months ended December 28, 1997 and December 29, 1996, respectively.

Net income for the six months ended December 28, 1997 was $2.3 million, representing a decrease of $1.6 million compared to the six months ended December 29, 1996. This decrease in net income resulted from the factors described above.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow requirements are for working capital, capital expenditures and debt service.

The Company's working capital was $96.5 million and $98.8 million at December 28, 1997 and June 29, 1997, respectively. The reduction of working capital is mainly due to the increase in inventory offsetting a decrease in accrued expenses. Inventory increased by $2.3 million during the six months ended December 28, 1997 as a result of growth in revenue. Accrued expenses decreased mainly due to payment of taxes, and expenses related to the issuance of the Company's Senior Subordinated Notes.

The Company's debt was $118.0 million and $113.9 million at December 28, 1997 and June 29, 1997, respectively. Increased borrowings were due to UpRight financing its capital expenditure of $4.6 million during the six months ended December 28, 1997. Cash was $70.4 million and $77.3 million at December 28, 1997 and June 29, 1997, respectively.

Net cash provided by operating activities was $1.3 million in the six months ended December 28, 1997 and $3.5 million for the six months ended December 29, 1996. The decrease in net cash provided by operating activities of $2.2 million is primarily related to interest payments to the Company's Senior Subordinated Notes and a higher level of inventory to support the increased revenue during the comparable periods.

Net cash used in investing activities was $12.3 million and $6.6 million in the six months ended December 28, 1997, and December 29, 1996, respectively. Such cash was used primarily to fund the Company's capital expenditure program associated with the expansion of UpRight's manufacturing facilities at Selma, California and the upgrading and expansion of Horizon's rental fleet.

Net cash provided/(used) by financing activities was $4.1 million and $(2.0) million in the six months ended December 28, 1997 and December 29, 1996, respectively. The primary reason for the difference in net cash provided/(used) by financing activities related to the $6.0 million repayment of a loan to a related party during the six months ended December 29, 1996. The Company paid no dividends in either period.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Company did not file any reports on Form 8-K during the quarter ended December 28, 1997

(b) EXHIBITS. The following Exhibits are filed herewith and made a part hereof:

Exhibit
 Number     Description of Document
 ------     -----------------------

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

                                            W.R. CARPENTER NORTH AMERICA, INC.

Date:    February 10, 1998

                                       By:  /s/ Graham D. Croot
                                            ----------------------------------

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