Form 10-Q
period 1998-03-29
CARPENTER W R NORTH AMERICA INC
filed 1998-05-12
CIK 1041645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 29, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 11, 1998, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                        PART I - - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                 Jun 29           Mar. 30            Mar. 29
                                                                   1997             1997             1998
                                                                (audited)        (unaudited)       (unaudited)
                                                                --------          --------          --------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                   $ 77,345          $  5,984          $ 67,640
    Accounts receivable (net of allowance for doubtful
      accounts of $364, $308, and $516 respectively)              23,591            23,223            31,343
    Inventories                                                   16,833            16,943            22,720
    Prepaid expenses and other                                     1,773             1,789             2,644
    Deferred income taxes                                          1,091             1,003             1,091
                                                                --------          --------          --------
     Total current assets                                        120,633            48,942           125,438
  Property, plant and equipment, net                              42,143            38,459            53,558
  Other assets                                                     5,049               748             5,948
                                                                --------          --------          --------
     Total assets                                               $167,825          $ 88,149          $184,944
                                                                ========          ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable                                            $ 11,585          $ 11,964          $ 14,902
    Other accrued liabilities                                      9,373             8,311            10,112
    Current portion of long-term debt                                840             6,131             1,354
    Note Payable - Related Party                                       0             7,466                 0
    Revolving line of credit                                           0                 0             2,146
                                                                --------          --------          --------
       Total current liabilities                                  21,798            33,892            28,514
  Senior Subordinated Notes Payable                              104,523                 0           104,559
  Long-term debt, net of current portion                           8,521            25,156            11,741
  Other long-term liabilities                                      3,817             3,520             4,868
  Deferred income taxes                                            2,135             1,972             4,273
                                                                --------          --------          --------
      Total liabilities                                         $140,794          $ 64,520          $153,955
                                                                --------          --------          --------
  Commitments and contingencies
  Stockholder's equity
      Common stock                                                    60                60                60
      Preferred stock                                                 25                25                25
      Additional paid-in capital                                   8,767             8,767             8,767
      Cumulative currency translation adjustment (CTA)             2,084             2,084             2,084
      Retained earnings (on July 3, 1994 a deficit
      of $31,395 was eliminated due to a subsidiary's
      quasi-reorganization)                                       16,098            12,693            20,053
                                                                --------          --------          --------
                                                                  27,031            23,629            30,989
                                                                --------          --------          --------
        Total liabilities and stockholder's equity              $167,825          $ 88,149          $184,944
                                                                ========          ========          ========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per-share data)
                                   (unaudited)


                                                    Three Months Ended                       Nine Months Ended
                                              -----------------------------           -----------------------------
                                               Mar. 30             Mar. 29             Mar. 30             Mar. 29
                                                1997                 1998               1997                 1998
                                              ---------           ---------           ---------           ---------
Revenues
   Equipment sales
      New                                     $  29,402           $  34,459           $  76,907           $  96,058
      Used                                          615                 629               1,849               2,055
   Rental and services                            5,434               6,534              17,331              20,599
                                              ---------           ---------           ---------           ---------
          Total revenues                         35,451              41,622              96,087             118,712
                                              ---------           ---------           ---------           ---------
Cost of Revenues
   Equipment sales
      New                                        20,106              24,202              52,838              67,677
      Used                                          302                 299                 933               1,066
   Rental and services                            3,647               4,486              10,499              12,832
                                              ---------           ---------           ---------           ---------
           Total cost of revenues                24,055              28,987              64,270              81,575
                                              ---------           ---------           ---------           ---------
Gross profit
   Equipment sales
      New                                         9,296              10,257              24,069              28,381
      Used                                          313                 330                 916                 989
   Rental and services                            1,787               2,048               6,832               7,767
                                              ---------           ---------           ---------           ---------
            Total gross profit                   11,396              12,635              31,817              37,137
                                              ---------           ---------           ---------           ---------
Operating expenses
   Selling, general and administrative            4,646               5,679              13,214              16,990
   Product liability                                765                 555               2,396               2,252
   Research and development                         832               1,236               3,110               4,331
                                              ---------           ---------           ---------           ---------
            Total operating expenses              6,243               7,470              18,720              23,573
                                              ---------           ---------           ---------           ---------
Income from operations                            5,153               5,165              13,097              13,564
Other income (expense)
   Interest expense, net                           (832)             (2,254)             (2,458)             (6,543)
   Other expense                                     15                 (76)                (35)               (429)
                                              ---------           ---------           ---------           ---------
Income before income taxes                        4,336               2,835              10,604               6,592
Provision for income taxes                       (1,652)             (1,134)             (4,040)             (2,634)
                                              ---------           ---------           ---------           ---------
Net income                                    $   2,684           $   1,701           $   6,564           $   3,958
                                              =========           =========           =========           =========
Net income per common share                   $      45           $      28           $     109           $      66
                                              =========           =========           =========           =========
Weighted average number of common
shares used to compute net income
per share                                        60,000              60,000              60,000              60,000
                                              =========           =========           =========           =========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                                  Nine Months Ended
                                                                                             ---------------------------
                                                                                             Mar. 30            Mar. 29
                                                                                               1997               1998
                                                                                             --------           --------
Cash flows from operating activities
   Net income                                                                                $  6,564           $  3,958
                                                                                             --------           --------
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                             4,558              5,815
      Gain on disposition of property, plant and equipment                                     (1,017)            (1,071)
      Changes in operating assets and liabilities
         Accounts receivable                                                                   (7,630)            (7,752)
         Inventories                                                                           (1,642)            (5,887)
         Prepaid expenses and other assets                                                        (35)              (871)
         Deferred income taxes, net                                                               867              2,138
         Accounts payable                                                                       1,177              3,317
         Accrued expenses                                                                         817                739
         Other, net                                                                               518              2,137
                                                                                             --------           --------
              Total adjustments                                                                (2,387)            (1,435)
                                                                                             --------           --------
              Net cash  provided by operating activities                                        4,177              2,523
                                                                                             --------           --------
Cash flows from investing activities
   Additions to property, plant and equipment                                                  (9,660)           (18,018)
   Proceeds from disposition of assets                                                          1,909              2,055
                                                                                             --------           --------
              Net cash used by investing activities                                            (7,751)           (15,963)
                                                                                             --------           --------
Cash flows from financing activities
   Proceeds from long-term debt                                                                22,412              4,778
   Repayment of long-term debt                                                                (18,019)            (1,043)
   Repayment of note payable - related party                                                   (5,999)                 0
                                                                                             --------           --------
              Net cash (used)/provided by financing activities                                 (1,606)             3,735
                                                                                             --------           --------
Net decrease in cash and cash equivalents                                                      (5,180)            (9,705)
Cash and cash equivalents at beginning of period                                               11,164             77,345
                                                                                             --------           --------
Cash and cash equivalents at end of period                                                   $  5,984           $ 67,640
                                                                                             ========           ========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and nine months ended March 29, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.


2.      CONTINGENCIES

W.R. Carpenter North America, Inc. ("the Company") and its subsidiaries have various product liability claims and suits pending. The Company's policy is to defend each suit vigorously, regardless of the amount sought in damages. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that all claims, legal actions, complaints and proceedings which have been filed or are pending against the Company and its subsidiaries, as well as possible future claims, are adequately covered by reserves or insurance, and are not expected to have a material adverse effect on the Company's consolidated financial position.

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


                                                           Three Months Ended
                                         -----------------------------------------------------
                                              March 29, 1998                March 30, 1997
                                         ----------------------         ----------------------
                                                        (Dollars in Thousands)
                                                             (Unaudited)
                                         -----------------------------------------------------
                                            $               %             $                %
                                         ------           -----         ------           -----
Revenue                                  41,622           100.0         35,451           100.0
Cost of revenue                          28,987            69.6         24,055            67.9
Gross profit                             12,635            30.4         11,396            32.1
Operating expenses                        7,470            17.9          6,243            17.6
Operating income                          5,165            12.4          5,153            14.5
Interest expense, net                     2,254             5.4            832             2.3
Other expenses                               76             0.2             15             0.0
Income taxes                              1,134             2.7          1,652             4.7
Net income                                1,701             4.1          2,684             7.6
EBITDA                                    7,288            17.5          6,875            19.4
Depreciation and amortization             2,199             5.3          1,707             4.8


SEGMENT OPERATIONS

The Company, through its wholly-owned subsidiaries, UpRight, Inc. ("UpRight") and Horizon High Reach, Inc. ("Horizon"), manufactures, sells, rents and services aerial work platform equipment to a diverse customer base.

UpRight is a leading manufacturer of aerial work platforms. Horizon is a leading industrial equipment rental, sales and service company specializing in aerial work platforms and is a significant customer of UpRight. Sales to Horizon accounted for approximately 9.9% and 12.7% of UpRight's revenue for the three months ended March 29, 1998 and March 30, 1997, respectively. Sales to Horizon accounted for approximately 13.6% and 15.8% of UpRight's revenue for the nine months ended March 29, 1998 and March 30, 1997, respectively.

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

                                                          Consolidating Statement of Operations
                                                                    Three Months Ended
                                                                       March 29, 1998
                                                                   (Dollars in Thousands)
                                                                          (Unaudited)
                                            ------------------------------------------------------------------------------
                                            Carpenter      Horizon           UpRight        Eliminations      Consolidated
                                            ---------      -------           -------        ------------      ------------
REVENUES
New equipment sales                                        $ 5,176           $32,496           $(3,213)          $34,459
Used equipment sales                                           629                                                   629
Rental and services                                          6,534                                                 6,534
                                             -------       -------           -------           -------           -------
   TOTAL REVENUES                                           12,339            32,496            (3,213)           41,622
                                             -------       -------           -------           -------           -------
COST OF REVENUES
New equipment sales                                          3,883            23,422            (3,103)           24,202
Used equipment sales                                           299                                                   299
Rental and services                                          4,486                                                 4,486
                                             -------       -------           -------           -------           -------
   TOTAL COST OF REVENUES                                    8,668            23,422            (3,103)           28,987
                                             -------       -------           -------           -------           -------
GROSS PROFIT
New equipment sales                                          1,293             9,074              (110)           10,257
Used equipment sales                                           330                                                   330
Rental and services                                          2,048                                                 2,048
                                             -------       -------           -------           -------           -------
   TOTAL GROSS PROFIT                                        3,671             9,074              (110)           12,635
                                             -------       -------           -------           -------           -------
   % of revenue                                               29.8%             27.9%                               30.4%
INCOME FROM OPERATIONS
Selling, general and administrative          $   538         2,584             2,557                               5,679
Product liability                                                                555                                 555
Research and development                                                       1,236                               1,236
                                             -------       -------           -------           -------           -------
Total operating expenses                         538         2,584             4,348                               7,470
                                             =======       =======           =======           =======           =======
    INCOME FROM OPERATIONS                      (538)        1,087             4,726              (110)            5,165
   % of revenue                                                8.8%             14.5%                               12.4%


                                                            Consolidating Statement of Operations
                                                                     Three Months Ended
                                                                        March 30, 1997
                                                                     (Dollars in Thousands)
                                                                          (Unaudited)
                                            ------------------------------------------------------------------------------
                                            Carpenter      Horizon           UpRight        Eliminations      Consolidated
                                            ---------      -------           -------        ------------      ------------
REVENUES
New equipment sales                                        $ 5,107           $27,831           $(3,536)          $29,402
Used equipment sales                                           615                                                   615
Rental and services                                          5,434                                                 5,434
                                             -------       -------           -------           -------           -------
   TOTAL REVENUES                                           11,156            27,831            (3,536)           35,451
                                             -------       -------           -------           -------           -------
COST OF REVENUES
New equipment sales                                          3,960            19,703            (3,557)           20,106
Used equipment sales                                           302                --                --               302
Rental and services                                          3,647                --                --             3,647
                                             -------       -------           -------           -------           -------
   TOTAL COST OF REVENUES                                    7,909            19,703            (3,557)           24,055
                                             -------       -------           -------           -------           -------
GROSS PROFIT
New equipment sales                                          1,147             8,128                21             9,296
Used equipment sales                                           313                --                --               313
Rental and services                                          1,787                --                --             1,787
                                             -------       -------           -------           -------           -------
   TOTAL GROSS PROFIT                                        3,247             8,128                21            11,396
                                             -------       -------           -------           -------           -------
   % of revenue                                               29.1%             29.2%                               32.1%
INCOME FROM OPERATIONS
Selling, general and administrative          $   453         2,233             1,960                --             4,646
Product liability                                               --               765                --               765
Research and development                                        --               832                --               832
                                             -------       -------           -------           -------           -------
Total operating expenses                         453         2,233             3,557                --             6,243
                                             =======       =======           =======           =======           =======
   INCOME FROM OPERATIONS                       (453)        1,014             4,571                21             5,153
   % of revenue                                                9.1%             16.4%                               14.5%

                                                           Consolidating Statement of Operations
                                                                      Nine Months Ended
                                                                        March 29, 1998
                                                                    (Dollars in Thousands)
                                                                           (Unaudited)
                                            ------------------------------------------------------------------------------
                                            Carpenter      Horizon           UpRight        Eliminations      Consolidated
                                            ---------      -------           -------        ------------      ------------
REVENUES
New equipment sales                                        $14,565           $94,312           $(12,819)         $96,058
Used equipment sales                                         2,055                                                 2,055
Rental and services                                         20,599                                                20,599
                                             --------      -------           -------           -------           -------
     TOTAL REVENUES                                         37,219            94,312           (12,819)          118,712
                                             --------      -------           -------           -------           -------
COST OF REVENUES
New equipment sales                                         11,213            67,591           (11,127)           67,677
Used equipment sales                                         1,066                                                 1,066
Rental and services                                         12,832                                                12,832
                                             --------      -------           -------           -------           -------
    TOTAL COST OF REVENUES                                  25,111            67,591           (11,127)           81,575
                                             --------      -------           -------           -------           -------
GROSS PROFIT
New equipment sales                                          3,352            26,721            (1,692)           28,381
Used equipment sales                                           989                --                                 989
Rental and services                                          7,767                --                               7,767
                                             --------      -------           -------           -------           -------
    TOTAL GROSS PROFIT                                      12,108            26,721            (1,692)           37,137
                                             --------      -------           -------           -------           -------
    % of revenue                                              32.5%             28.3%                               31.3%
INCOME FROM OPERATIONS
Selling, general and                         $  1,783        7,377             7,830                              16,990
administrative
Product liability                                                              2,252                               2,252
Research and development                                                       4,331                               4,331
                                             --------      -------           -------           -------           -------
Total operating expenses                        1,783        7,377            14,413                              23,573
                                             ========      =======           =======           =======           =======
     INCOME FROM OPERATIONS                    (1,783)       4,731            12,308            (1,692)           13,564
     % of revenue                                             12.7%             13.1%                               11.4%


                                                              Consolidating Statement of Operations
                                                                        Nine Months Ended
                                                                          March 30, 1997
                                                                     (Dollars in Thousands)
                                                                           (Unaudited)
                                            ------------------------------------------------------------------------------
                                            Carpenter      Horizon           UpRight        Eliminations      Consolidated
                                            ---------      -------           -------        ------------      ------------

REVENUES
New equipment sales                                        $ 13,771          $ 75,017          $(11,881)         $ 76,907
Used equipment sales                                          1,849                                                 1,849
Rental and services                                          17,331                                                17,331
                                             --------      --------          --------          -------           --------
     TOTAL REVENUES                                          32,951            75,017          (11,881)            96,087
                                             --------      --------          --------          -------           --------
COST OF REVENUES
New equipment sales                                          10,684            53,678          (11,524)            52,838
Used equipment sales                                            933                                                   933
Rental and services                                          10,499                                                10,499
                                             --------      --------          --------          -------           --------
    TOTAL COST OF REVENUES                                   22,116            53,678          (11,524)            64,270
                                             --------      --------          --------          -------           --------
GROSS PROFIT
New equipment sales                                           3,087            21,339             (357)            24,069
Used equipment sales                                            916                --                                 916
Rental and services                                           6,832                --                               6,832
                                             --------      --------          --------          -------           --------
    TOTAL GROSS PROFIT                                       10,835            21,339             (357)            31,817
                                             --------      --------          --------          -------           --------
    % of revenue                                               32.9%             28.4%                               33.1%
INCOME FROM OPERATIONS
Selling, general and                         $    715         6,434             6,065                              13,214
administrative
Product liability                                                --             2,396                               2,396
Research and development                                         --             3,110                               3,110
                                             --------      --------          --------          -------           --------
Total operating expenses                          715         6,434            11,571                              18,720
                                             ========      ========          ========          =======           ========
     INCOME FROM OPERATIONS                      (715)        4,401             9,768             (357)            13,097
     % of revenue                                              13.4%             13.0%                               13.6%

THREE MONTHS ENDED MARCH 29, 1998 COMPARED TO THREE MONTHS ENDED MARCH 30, 1997.

Revenue for the three months ended March 29, 1998 was $41.6 million, an increase of $6.1 million over revenue of $35.5 million for the three months ended March 30, 1997. The increase in revenue was mainly due to an increase in revenue from sales of new equipment of $5.1 million (including sales of UpRight products by Horizon) and an increase in Horizon's rental and services revenue of $1.1 million. UpRight's sale of larger scissor lifts and the AB46 Boom lift were the primary reasons for the increase in new equipment sales. The increase in Horizon's rental and services revenue is primarily attributable to rental fleet additions and the inclusion of results from businesses acquired subsequent to the third quarter of Fiscal 1997.

Gross Profit for the three months ended March 29, 1998 was $12.6 million, an increase of $1.2 million over Gross Profit of $11.4 million for the three months ended March 30, 1997. However, gross margin decreased to 30.4% in the three months ended March 29, 1998 compared to 32.1% in the three months ended March 30, 1997 due to new product introductions and higher elimination of gross profit attributable to UpRight's products held in Horizon's inventory as of March 29, 1998 compared to March 30, 1997.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and Research and Development expense, were $7.5 million in the three months ended March 29, 1998 compared to $6.2 million for the same period last year. SG & A expenses increased by $1.0 million to $5.7 million in the three months ended March 29, 1998 compared to the three months ended March 30, 1997 due to an increase in domestic and international selling and marketing expense associated with higher unit volumes, as well as expenses incurred in connection with the introduction of new products and establishing a sales office in South America and a sales office in Asia. Product liability expense was $0.6 million in the three months ended March 29, 1998 compared to $0.8 million in the three months ended March 30, 1997. Research and Development expenses for the three months ended March 29, 1998 were $1.2 million, an increase of $ 0.4 million compared to the three months ended March 30, 1997. The increase in Research and Development expenses reflected the Company's increased emphasis on developing new and re-designed aerial work platform products.

Interest expense, net of interest income, increased to $2.3 million for the three months ended March 29, 1998 from $0.8 million for the three months ended March 30, 1997 due to the Company's issuance of its Senior Subordinated Notes in June 1997.

Income tax for the three months ended March 29, 1998 was $1.1 million compared to $1.7 million for the three months ended March 30, 1997. The Company's effective tax rate was 40.0% for the three months ended March 29, 1998 compared to 38.1% for the three months ended March 30, 1997.

Net income for the three months ended March 29, 1998 was $1.7 million, representing a decrease of $1.0 million from net income of $2.7 million for the three months ended March 30, 1997, as a result of the factors described above.

NINE MONTHS ENDED MARCH 29, 1998 COMPARED TO NINE MONTHS ENDED MARCH 30, 1997

Revenue for the nine months ended March 29, 1998 was $118.7 million, an increase of $22.6 million over the revenue of $96.1 million for the nine months ended March 30, 1997. The increase in revenue was mainly attributable to an increase in revenue from sales of new equipment (such as larger scissor lifts and AB46 Boom lifts) of $19.2 million compared to the nine months ended March 30, 1997.

Gross profit increased from $31.8 million in the nine months ended March 30, 1997 to $37.1 million for the nine months ended March 29, 1998. However, gross profit as a percentage of total revenue decreased to 31.3% for the nine months ended March 29, 1998 compared to 33.1% for the same period during the prior year due to factors described above.

Operating expenses were $23.6 million for the nine months ended March 29, 1998 compared to $18.7 million for the same period in the previous year, but represented approximately 20% of revenue for both periods. The $4.9 million increase in operating expenses primarily resulted from the factors described above.

Interest expense, net of interest income, increased to $6.5 million for the nine months ended March 29, 1998 compared to $2.5 million during the comparable period in the previous year. This increase in interest expense resulted primarily from the factors described above.

The Company's effective income tax rate was 40.0% and 38.1% for the nine months ended March 29, 1998 and March 30, 1997, respectively.

Net income for the nine months ended March 29, 1998 was $4.0 million, representing a decrease of $2.6 million compared to the nine months ended March 30, 1997. This decrease in net income resulted primarily from the factors described above.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow requirements are for working capital, capital expenditures and debt service.

The Company's working capital was $97.0 million and $98.8 million at March 29, 1998 and June 29, 1997, respectively. The reduction of working capital is mainly due to the increase in inventories and accounts receivable offsetting an increase in current liabilities. Inventories increased by $5.9 million during the nine months ended March 29, 1998 as compared to the year ended June 29, 1997 due to introduction of new products. Current liabilities increased mainly due to increase in accounts payable resulting from increased sales activity.

The Company's debt was $117.7 million and $113.9 million at March 29, 1998 and June 29, 1997, respectively. This increase in borrowings was due to UpRight's financing its capital expenditure of $4.6 million during the nine months ended March 29, 1998. Cash and cash equivalents were $67.6 million and $77.3 million at March 29, 1998 and June 29, 1997, respectively.

Net cash provided by operating activities was $2.5 million in the nine months ended March 29, 1998 and $4.2 million for the nine months ended March 30, 1997. The decrease in net cash provided by operating activities of $1.7 million is primarily related to interest payments on the Company's Senior Subordinated Notes and a higher level of inventory to support the introduction of new products during the comparable periods.

Cash used in the nine months ended March 29, 1998 for the purchase of property, plant and equipment totaled $18.0 million, including $4.3 million used in the three months ended March 29, 1998. This capital expenditure was incurred to expand UpRight's manufacturing facilities at Selma, California and to upgrade and expand Horizon's rental fleet.

Net cash (used)/provided by financing activities was $3.7 million and $(1.6) million in the nine months ended March 29, 1998 and March 30, 1997, respectively. The change in net cash (used)/provided by financing activities resulted primarily from the $6 million repayment of a loan to a related party during the nine months ended March 30, 1997. The Company paid no dividends in either period.

The Company believes that, in addition to its cash on hand, internally generated funds and amounts available to UpRight and Horizon under revolving credit facilities are and will continue to be sufficient to satisfy its operating cash requirements and planned capital expenditures. The Company may, however, require additional capital through borrowings if the Company undertakes acquisitions.

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

SUBSEQUENT EVENTS

Effective April 1, 1998, Horizon completed the stock acquisition of High Trak Equipment Co., Inc., an equipment sales and rental company specializing in telescopic reach lifts. The transaction was valued at approximately $9.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following Exhibits are filed herewith and made a part hereof:


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

(b) The Company did not file any reports on Form 8-K during the quarter ended March 29, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     W.R. CARPENTER NORTH AMERICA, INC.

Date:   May 11, 1998

                                     By:    /s/ Graham D. Croot
                                           -------------------------------
                                           Graham D. Croot
                                           Chief Financial Officer
                                           (Principal Financial Officer and Duly
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