Form 10-K
period 1998-06-28
CARPENTER W R NORTH AMERICA INC
filed 1998-09-28
CIK 1041645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 28, 1998.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

         Commission file number 333-31187

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates - Not applicable.

At September 28, 1998, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable.

                                     PART I

Item 1.      Business ......................................................   1
Item 2.      Properties.....................................................   7
Item 3.      Legal Proceedings..............................................   8
Item 4.      Submission of Matters to a Vote of Security Holders............   9

                                     PART II

Item 5.       Market for Company's Common Equity and Related
                Stockholder Matters.........................................  10
Item 6.       Selected Financial Data.......................................  11
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operation..........................  13
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....  19
Item 8.       Financial Statements and Supplementary Data...................  20
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  40

                                    PART III

Item 10.     Directors and Executive Officers of the Company................  41
Item 11.     Executive Compensation.........................................  42
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management...................................................  44
Item 13.     Certain Relationships and Related Transactions.................  45

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.....................................................  46

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements, usually containing the words "estimate," "project," "expect," or similar expressions. Those statements are subject to uncertainties, including those discussed in this report, particularly in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 18. These uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. For additional information regarding such forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements," on page 13.

                                     PART I
ITEM 1. BUSINESS.

GENERAL

         W.R. Carpenter North America, Inc. ("the Company") was incorporated in 1975 under the laws of Delaware and serves as the holding company for its two operating subsidiaries, UpRight, Inc. ("UpRight") and Horizon High Reach, Inc. ("Horizon").

         UpRight's stock was publicly traded from 1980 until 1988, when it was acquired by an affiliate of the Company. In 1988, through a corporate reorganization, UpRight became a wholly owned subsidiary of the Company. Prior to 1989, Horizon was an independent company in the business of renting and selling aerial work platform equipment in Southern California. In 1989, UpRight acquired the assets of Horizon which were merged into the retail division of UpRight's North American Operations. In 1994, Horizon became a wholly owned subsidiary of the Company. Although Horizon distributes UpRight products, the two companies have separate management teams and operate on an independent basis.

                                     UPRIGHT

         UpRight is a leading manufacturer of aerial work platforms, including scissor lifts, boom lifts, portable lifts, and aluminum scaffolding. UpRight has been manufacturing powered scissor lifts since 1974 as an outgrowth of its leadership in the development and sale of aluminum scaffolding. UpRight currently manufactures its products in Selma, California. UpRight expects to expand its production capacity with the addition of another facility in Madera, California, located 40 miles north of Selma. Construction of the initial stage of the Madera facility is scheduled for completion by December 1998. UpRight expects to transfer the boom lift production lines from Selma to Madera in January 1999.

UpRight sells its products through an extensive network of over 150 equipment dealers and rental companies, including national, regional and local distributors located throughout the United States and Canada and 79 distributors located in 53 countries internationally. For fiscal year 1998, approximately 40% of UpRight's revenue was generated by sales to customers in Europe and the Pacific Rim, which UpRight's management believes is among the highest percentages of revenue from international sales of any aerial work platform manufacturer. Other than Horizon, UpRight's ten largest customers for such period accounted for approximately 64% of UpRight's revenue. UpRight's customers sell and/or rent its aerial work platforms to end users in construction, commercial, industrial and institutional markets who use the equipment for a wide variety of applications, including for the construction, repair and maintenance of industrial plants, shopping malls, office buildings, schools, hotels, hospitals, elevated roadways, bridges and other industrial, commercial and institutional structures. UpRight believes its customer service, including technical support for dealers and rental companies, repair and maintenance services, spare parts availability, product upgrades and operational and safety training, enhances its reputation and improves its competitive position versus other manufacturers.

PRODUCTS

     UpRight's product line consists of four major categories of equipment: scissor lifts, boom lifts, portable lifts and aluminum scaffolding.

     Scissor Lifts. UpRight is a leader in the manufacture and sale of scissor lifts, offering ten product lines consisting of 167 scissor lift models. These machines provide access to elevations up to 56 feet with various platform sizes ranging from eight square feet to 110 square feet. These platforms range in capacity from two persons/500 pounds to five persons/2,000 pounds. Scissor lifts are intended to safely lift and support workers, their tools and materials. These models are available for indoor and outdoor applications. The uses and applications for scissor lifts are varied and include non-residential construction, warehousing, renovations and retooling and maintenance of large manufacturing plants and institutional facilities. Currently, dealer net prices for UpRight's standard models range from approximately $7,750 to $50,000. UpRight's two largest scissor lift lines, consisting of models which provide access to elevations ranging from 15 to 31 feet, accounted for 41% of UpRight's revenue for fiscal year 1998.

     UpRight's scissor lifts are powered by a battery-powered DC electric motor, an internal combustion engine (propane, gasoline or diesel), or a combination of diesel and electric power (bi-energy). UpRight's DC electric-powered scissor lifts are capable of climbing grades ranging from 20% to 30%, which allows them to climb most inclines and ramps and to tolerate certain uneven floor conditions. UpRight's internal combustion engine machines are also available with two- or four-wheel drive and can climb grades of up to 35%. An oscillating axle is also available on UpRight's rough terrain units enabling these machines to traverse difficult terrain.

     Boom Lifts. In 1997 UpRight introduced its first lines of articulated boom lifts and in February 1998 introduced its first telescopic boom lift. UpRight offers four boom lift product lines consisting of 21 models. These machines have rated lift capacities up to 500 pounds and provide access to elevations from 52 feet to 66 feet high and up to 53 feet away from the base. As a result of their mobility, the applications for boom lifts are extensive, and include non-residential construction, manufacturing, renovations and retooling of large manufacturing plants and facilities maintenance. Boom lifts are designed to reach over machinery and equipment that is mounted on floors and to reach other elevated positions not easily accessed by a vertical lifting device. The boom may be rotated up to 360 degrees in either direction, raised or lowered from vertical to below horizontal and extended, while the work platform remains horizontal and stable. Boom lifts may be maneuvered forward or backward and steered in any direction by the operator from the elevated work platform. Currently, dealer net prices for UpRight's standard models range from approximately $39,000 to $75,000.

     UpRight's boom lifts are powered by a battery-powered DC electric motor, an internal combustion engine (propane, gasoline or diesel), or a combination of diesel and electric power (bi-energy). UpRight's boom lifts are capable of climbing grades ranging from 30% to 40%. Rough terrain models offer an oscillating axle, which enhances the ability of the boom lift to maintain traction while traversing uneven terrain.

     Portable Lifts. UpRight offers this product line consisting of more than 20 models of manually propelled portable lifts, which consist of a work platform attached to an aluminum mast that extends vertically. These machines, while in their retracted position, can be rolled through standard door openings. They have maximum elevation capabilities of up to 48 feet and rated lift capacities range from 250 to 350 pounds. The applications for portable lifts are more limited than for self-propelled machines and include many indoor uses such as maintenance of commercial buildings, municipal and governmental institutions, industrial plants and theaters. Currently, dealer net prices for UpRight's standard models range from approximately $3,400 to $9,500.

     Scaffolding. UpRight first introduced aluminum scaffolding in 1947 and today is considered to be the North American leader in this product segment. Scaffolding height can be adjusted by mounting individual sections on top of one another up to a maximum height of approximately 100 feet. Today, scaffolding is still a major rental and sales item for use on certain construction and maintenance projects. Revenue from scaffolding in fiscal year 1998 was $4.7 million, representing approximately 3.4% of UpRight's revenue.

PRODUCT DEVELOPMENT STRATEGY

     UpRight's products compete in a price-conscious, utilitarian-oriented market on the basis of product quality, cost, reliability and customer service. The primary design challenge with aerial work platforms is to achieve the maximum lift (height and workload) capacity and machine stability with minimum machine dimensions, weight and cost. UpRight employs 17 degreed engineers participating in product development. The design team utilizes the latest computer-aided design (CAD) systems to facilitate improved design times, less redesign work, and improved analytical capabilities for structural endurance. In addition, new machine models and related modifications are often tested by conducting accelerated service life cycle tests of prototype machines under load, during which time critically stressed machine components are monitored using state-of-the-art strain gauge equipment.

     UpRight's product development process is customer driven, beginning with market research of customer needs and requirements. UpRight's development process utilizes concurrent engineering and cross-functional teams, which combine personnel from marketing, design and test engineering, manufacturing, purchasing, product support, finance, and quality assurance. In February 1997, UpRight introduced its first boom lift product, with a line of 45-foot articulated booms. UpRight chose this model as its first product line in booms because the 45-foot articulated models were the largest single segment within the boom lift market, accounting for approximately 22% of estimated worldwide total boom lift sales, according to management estimates and based on unit shipment data reported by the Equipment Manufacturers Institute ("EMI"), an industry trade organization. Following a similar business strategy, UpRight introduced a line of 60-foot telescopic booms in February 1998. Based on EMI data and management estimates, UpRight believes that these machines compete in the second largest segment of the boom lift market.

     Research and development expenses of UpRight have been $2.9 million, $4.3 million and $6.0 million for fiscal years 1996, 1997 and 1998, respectively. UpRight's new products and new models introduced since January 1, 1995 accounted for approximately 68% of UpRight's revenue for fiscal year 1998.

SALES AND MARKETING

     UpRight's products are distributed through a network of domestic and international dealers and industrial equipment rental companies to end users in North America and increasingly in Europe, the Pacific Rim and Latin America. The North American network consists of over 154 companies, several of which have large nationwide branch networks, operating in all 50 states and Canada. UpRight's international distribution network consists of 79 dealers in 53 countries. UpRight's distributors sell and/or rent its products and provide service support.

     UpRight supports the sales, service and rental programs of its distributors with field sales support, product advertising, cooperative promotional programs, major trade show participation and distributor personnel training in service, safety and sales of all products UpRight manufactures and distributes.

     During fiscal years 1996, 1997 and 1998, other than Horizon, UpRight's ten largest customers together accounted for approximately 43%, 63% and 64% of UpRight's revenue, respectively. No single customer of UpRight accounted for 10% or more of the Company's revenue during fiscal year 1996; however, during fiscal year 1997, two of UpRight's customers accounted for 14.9% and 10.6% of the Company's revenue and in fiscal year 1998 two of UpRight's customers accounted for 15.6% and 12.8% of the Company's revenue. UpRight (U.K.) Limited (formerly Instant Zip-Up Limited) accounted for 19.3% of UpRight's revenue and 15.6% of the Company's revenue for fiscal year 1998. An affiliate of the Company owns a minority voting interest in UpRight (U.K.) Limited.

MANUFACTURING

     UpRight maintains a mix of "permanent" and "temporary" personnel which gives UpRight the flexibility to quickly and efficiently adjust production levels during periods of changing market demand. This flexible staffing policy also gives management the opportunity to selectively add quality permanent employees from the temporary ranks. At present, during an average week, UpRight operates one 40-hour assembly shift and multiple shifts of a smaller number of employees performing certain machining, painting and fabrication functions.

      Since January 1, 1995 UpRight has added approximately 150,000 square feet of manufacturing space at its Selma, California facility. In February 1998, UpRight purchased a 39-acre site in Madera, California where UpRight plans to add additional manufacturing facilities, including boom lift product manufacturing and shipping buildings. Construction of the initial stage of the Madera facility is scheduled for completion by December 1998. UpRight expects to transfer its existing boom lift production lines from Selma to Madera in January 1999.

COMPETITION

     In selling its aerial work platform products, UpRight experiences two principal types of competition: from alternative equipment and from other manufacturers of aerial work platforms. UpRight competes with more traditional means of accomplishing the tasks performed by aerial work platforms, including truck- and trailer-mounted booms and, to a more limited extent, ladders, scaffolding and other devices. UpRight's management believes that in many applications its aerial work platforms are safer, more versatile and more efficient, taking into account labor costs, than those traditional methods and that its aerial work platforms enjoy competitive advantages when the job requires frequent movement from one location to another at the same site or when there is a need to return to the ground frequently for tools and materials.

     UpRight competes in the aerial work platform industry primarily with several other manufacturers, including JLG Industries, Grove Worldwide, Skyjack and Genie Industries, which each manufacture scissor lifts, boom lifts and portable lifts, Omniquip (formerly Snorkel) and Terex, which each manufacture scissor lifts and boom lifts, and Mayville Engineering Company, which manufactures scissor lifts and portable lifts. UpRight's scissor lift product line is as extensive as that of any other manufacturer in the industry, and management believes UpRight is among the top three scissor lift manufacturers worldwide. UpRight currently offers four boom lift product lines consisting of 21 models. Several of UpRight's competitors currently offer a more comprehensive boom lift product line. Certain of UpRight's competitors are part of, or are affiliated with, companies that are larger and have greater financial resources than UpRight. Several of UpRight's competitors have significantly increased or are in the process of significantly increasing their manufacturing capacity. However, UpRight believes that its product quality, customer service, distribution network and reputation for leadership in product improvement and development enhance UpRight's competitive position.

EMPLOYEES

     UpRight had 757 persons employed as of June 28, 1998. None of UpRight's employees is subject to collective bargaining agreements.

                                    HORIZON

     Horizon is a leading industrial equipment rental, sales and service company specializing in aerial work platforms, including scissor lifts, boom lifts and portable lifts, forklifts and telescopic reach lifts and scaffolding, serving a diverse range of more than 11,000 active customers from 15 domestic locations, including four satellite facilities. Horizon offers a full service, integrated approach to serving its customers' needs by providing rentals of equipment, sales of new and used equipment, sales of spare parts and repair and maintenance services. For fiscal year 1998, approximately 49% of Horizon's revenue was generated by equipment rentals, approximately 44% of Horizon's revenue was generated by sales of new and used equipment, and the remainder was generated by training services, sales of spare parts and certain related customer services. Management believes that, among major industrial equipment rental companies, Horizon has one of the highest ratios of sales to rentals in the industry. Within the last four fiscal years, Horizon has strategically expanded its product offerings to include, in addition to UpRight products, certain additional product lines from other leading manufacturers. Horizon acts as a distributor for UpRight products in all of Horizon's designated market areas. Horizon and UpRight operate independently, and all transactions between them are conducted on an arm's-length basis.

PRODUCTS AND SERVICES

     Equipment rental represents Horizon's principal line of business. In fiscal year 1998, equipment rental revenue, together with rental-related revenue, such as repair services, delivery charges and damage waiver income, accounted for approximately 49% of Horizon's revenue. Horizon also acts as a distributor of new equipment on behalf of UpRight and certain other nationally known equipment manufacturers. In fiscal year 1998, approximately 44% of Horizon's revenue was derived from the sale of new and used equipment, of which approximately 59% was equipment manufactured by UpRight. Revenue from the sale of parts and merchandise accounted for approximately 7% of Horizon's revenue in fiscal year 1998.

     Rental Equipment. Horizon rents over 160 different models of aerial work platforms and other industrial equipment as of June 28, 1998, consisting of scissor lifts, boom lifts (including one truck-mounted boom lift model), portable lifts and forklifts and telescopic reach lifts, with a total exceeding 3,000 pieces of equipment (excluding scaffolding). The original equipment cost of Horizon's rental fleet was approximately $53.4 million as of such date. In addition, Horizon maintains a comprehensive inventory of aluminum scaffolding with an original equipment cost of approximately $942,000 as of such date. The distribution of Horizon's total rental equipment fleet (based on original equipment cost) as of June 28, 1998 was: (i) scissor lifts (48%); (ii) boom lifts (30%); (iii) portable lifts (1%); (iv) forklifts (15%); (v) scaffolding (2%); and (vi) other equipment (4%). The mix of rental equipment at each of Horizon's 15 domestic locations is tailored to meet the demands of the local customer base.

     Sales of New Equipment. In addition to equipment rental, Horizon is a distributor for various equipment manufacturers in certain of its designated market areas, including UpRight (scissor lifts, boom lifts, portable lifts and aluminum scaffolding), Terex (boom lifts), Denka Lift (specialized manually-propelled boom lifts), Mitsubishi (forklifts), Sky-Trak (Reach Forklifts), Carelift (Reach Forklifts) and Elliott (truck-mounted boom lifts). Horizon also sells equipment manufactured by Genie Industries (boom lifts). Horizon believes that, by offering new equipment for sale, it strengthens its relationships with its existing rental customers who may want to purchase certain pieces of often-utilized equipment, and it enables Horizon to develop new rental customer relationships as it sells new equipment to customers who rent equipment to supplement their owned machines.

     Sales of Used Equipment. Horizon routinely sells used equipment to adjust the size and composition of its rental fleet to changing market conditions and as part of its ongoing commitment to maintain a modern, high-quality rental fleet. Horizon believes it achieves favorable sales prices for its used equipment as a result of its preventive maintenance program and its practice of selling used equipment before it becomes irreparable or obsolete. Horizon's management attempts to optimize the timing of sales of used equipment by taking into account maintenance costs, rental demand patterns and resale prices. Horizon sells used equipment to its existing rental customers as well as to other used equipment buyers.

     Sales of Parts and Merchandise. Horizon also sells a wide range of repair and replacement parts, supplies and safety equipment, including harnesses, belts and lanyards, as a complement to its equipment rental and sales businesses. Management believes that the sales of parts, supplies and safety equipment enhance the ability of Horizon to attract and retain customers.

     Service. Horizon also generates revenue from maintenance and service by providing various options to its customers, including service on a contract or time-and-materials basis for customers who own their equipment and over the life of a lease for customers who lease their equipment. Horizon's trained personnel perform both the maintenance and service work on Horizon's rental fleet and to customers who own equipment. Horizon's safety department also provides safety training and operator training courses, including operator certification and "train-the-trainer" programs.

OPERATIONS

         Horizon's sales and rental functions are managed at each of its locations. Each year, location managers budget expected new equipment sales and rental equipment expenditures and parts and service needs for their respective markets.

     Horizon seeks to manage its rental fleet to optimize the return on its investment in rental equipment. Senior management regularly interacts with branch managers to monitor equipment utilization rates and indicated demand at each location in order to determine and react to trends and imbalances between supply and demand for equipment. In late 1995, Horizon began implementing a "hub-and-spoke" network among certain of its branch and satellite locations whereby, through its information systems, employees at locations within a certain hub-and-spoke network are able to locate a specific item within that network's geographic region and determine whether that item is currently rented to a customer, undergoing maintenance or available for delivery. Once the item is identified, the employee is able to reserve such equipment for a customer and schedule delivery to the job site.

     During fiscal year 1998, Horizon acquired the stock of a general rental company in Katy, Texas and the stock of an aerial access sales, rental and repair company in Suisun, California for $1.4 million and $4.2 million, respectively.

     Horizon utilizes an integrated AS400 information system that allows both the corporate headquarters and the branch and satellite locations to have instantaneous access to all inventory and rental information. The system also provides immediate access to customer records and needs and management believes enables Horizon to move its assets among locations to optimize equipment utilization and maximize customer service. Management believes that its information systems are an integral component in its ability to manage its locations effectively.

CUSTOMERS

     Horizon serves a diverse range of more than 11,000 active customers. No single customer of Horizon accounted for more than 1% of Horizon's revenue during fiscal years 1996, 1997 and 1998. Horizon classifies its customers as either construction or industrial end users. For fiscal years 1996 and 1997, approximately 53% of Horizon's revenue was derived from construction end users, with the remaining 47% being derived from industrial end users. In fiscal year 1998, approximately 54% of Horizon's revenue was derived from construction end users, with the remaining 46% being derived from industrial end users. Construction customers include users in specialized trades, such as electricians, painters, HVAC and mechanical contractors. Industrial customers include users engaged in the maintenance of warehouses, manufacturing plants and commercial and institutional facilities.

SUPPLIERS

     Each Horizon branch carries a comprehensive line of UpRight equipment in its rental fleet, including scissor lifts, boom lifts, portable lifts and aluminum scaffolding, and each location also carries a variety of equipment from other manufacturers, including boom lifts and forklifts. Other than Genie Industries boom lifts, which are purchased from distributors, Horizon purchases all of its equipment directly from the original equipment manufacturer. UpRight accounted for approximately 49%, 53% and 45% of Horizon's total capital purchases of equipment for fiscal years 1996, 1997, and 1998, respectively. Horizon believes it could readily replace any of its suppliers for rental equipment if it were necessary.

SALES AND MARKETING

     In the sales and rental of aerial work platforms, Horizon's strategy is to focus on small- to mid-sized end users. Horizon concentrates on providing a wide selection of equipment choices to a large, diversified customer base while providing comprehensive customer service and technical support.

     There are currently 52 employees in Horizon's sales force, including specialists who focus on the construction industry, with a primary focus on equipment rentals, specialists who focus on the industrial market, with a primary focus on equipment sales, and special account managers who focus on specialized industries and end users. Horizon's sales force has been with Horizon an average of approximately three years. Sales personnel are compensated on a salary-plus-commission basis and report directly to branch managers or sales managers.

     Horizon promotes its services through a combination of direct sales contacts, telemarketing, listings in telephone directories, subscriptions to industry data base lists and pursuing leads obtained from manufacturers. In addition, each Horizon field office annually participates in approximately five informational trade shows in their market area and, combined with the manufacturers' national shows, Horizon sales representatives annually attend approximately 60 trade shows on a company-wide basis.

EMPLOYEES

     As of June 28, 1998, Horizon had a total of 244 full-time employees, including 13 personnel in the Fresno headquarters who provide administrative and accounting services. Each branch location averages 13 to 20 people, typically structured as follows: one manager, three to four office persons, two to four sales persons, five to seven mechanics and two to four truck drivers. The 11 mechanics and drivers at the Ridgefield Park, New Jersey facility are members of the International Brotherhood of Operating Engineers and are the only union employees at Horizon.

ITEM 2. PROPERTIES.

     UpRight maintains its headquarters and manufacturing operations at its owned facilities at 1775 Park Street, Selma, California 93662, telephone (209) 891-5200. Since January 1, 1995 UpRight has added approximately 150,000 square feet of manufacturing space at its Selma, California facility to increase the complex size to approximately 335,000 square feet. To support its product line expansion strategy, UpRight plans to add additional facilities in Madera, California. The Company expects to relocate its corporate and administrative offices to the Madera, California facility in mid-October 1998. To date the Selma building program has been financed principally with UpRight's 7.0% to 11.0% bond issues with the Community Redevelopment Agency of the City of Selma, California due through December, 2014. The borrowings are secured by a deed of trust on the Selma property. The Madera building program will be financed initially by UpRight's revolving line of credit or with funds from the issuance in June 1997 of the Company's senior subordinated notes due 2007 ("Notes"). UpRight leases a sales office and training facility in Cincinnati, Ohio with a five-year term and a storage facility in Selma, California with a six-month term with optional six-month renewals.


     Horizon's corporate headquarters are located at 1540 East Shaw Avenue, Suite 123, Fresno, California 93710, telephone (209) 248-8180. Horizon currently has 11 branch facilities at the following locations: Atlanta, Georgia; Charlotte, North Carolina; Beltsville, Maryland; Oakland, Suisun, Sacramento and Brea, California; Elmhurst, Illinois; Houston and Dallas, Texas; and Ridgefield Park, New Jersey. In addition, Horizon currently has four satellite facilities at the following locations: Raleigh, North Carolina (Charlotte); Oklahoma City, Oklahoma (Dallas); Katy, Texas (Houston); and Lakewood, New Jersey (Ridgefield
Park). Horizon's corporate headquarters are leased for a term expiring in August 2000. Generally, Horizon's branch facilities are leased for terms ranging from three to five years with options to extend or renew. Horizon's satellite facilities are generally leased for terms of less than one year. Horizon's management believes it would be able to relocate its branches or satellites to alternate locations on comparable lease terms.

     The Company's properties used in its operations are considered to be in good operating condition, well maintained and suitable for their present purposes.

ITEM 3. LEGAL PROCEEDINGS.

     Use of products manufactured by UpRight and sold or rented by Horizon involves exposure to personal injury as well as property damage, particularly if operated carelessly or without proper maintenance, and liability exposure for the Company, UpRight and Horizon.

     There are various claims and litigation pending against UpRight and Horizon for personal injury and property damage arising out of incidents involving the use of UpRight products and, in the case of Horizon, products of UpRight and other manufacturers. The Company believes that litigation of this type is common in the businesses of UpRight and Horizon and for other manufacturers and distributors in the aerial work platform industry. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that all claims, legal actions, complaints and proceedings which have been filed or are pending against UpRight and Horizon, as well as possible future claims, are adequately covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts and maximum coverage limits.

     The Company has accrued what management believes are adequate reserves with respect to pending and potential claims. Management believes that UpRight's and Horizon's potential exposure to product liability/general claims may be affected by the substantial growth in usage of aerial work platforms over the past several years, which has dramatically increased machine population and the number of users. There can be no assurance that existing or future claims will not exceed the level of UpRight's and Horizon's insurance, or that such insurance will continue to be available on economically reasonable terms, or at all. In addition, certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, generally are not covered by insurance. Since the acquisitions of UpRight and Horizon by the Company, neither subsidiary has been required to pay any claim for punitive damages. Product liability costs incurred by the Company, including premiums, self-insurance retention payments, unreimbursed judgments and settlements not covered by insurance, for fiscal years 1996, 1997 and 1998, approximated 2.6%, 2.2% and 1.7% of revenue, respectively. Various legal actions (in areas other than product liability) may arise in the ordinary course of business from time to time against the Company, UpRight or Horizon. Other than with respect to product liability, there is no litigation currently pending against the Company, UpRight or Horizon. None of the litigation pending against UpRight or Horizon, individually or collectively, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

     ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no public market for the common stock or equity securities of the Company. See "Item 12" and "Item 7 - Liquidity and Capital Resources".

ITEM 6. SELECTED FINANCIAL DATA.

     The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full consolidated financial statements, related notes and other information included elsewhere herein.


                                                                       FISCAL YEAR ENDED
                                           JULY 3,        JULY 2,       JUNE 30,      JUNE 29,       JUNE 28,
                                           1994(1)         1995           1996          1997          1998
                                          --------       --------       --------      --------      --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING STATEMENT DATA:
Revenue (2) ........................      $ 70,387       $ 85,157       $117,903      $139,904      $170,797
Cost of revenue ....................        47,365         58,217         78,638        94,315       117,844
                                          --------       --------       --------      --------      --------
Gross profit .......................        23,022         26,940         39,265        45,589        52,953
Research and development expenses ..         1,732          1,817          2,865         4,281         5,952
Product liability costs ............         1,827          2,094          3,015         3,115         2,807
Selling, general, and administrative
  expenses .........................        15,051         13,982         15,124        18,117        23,902
                                          --------       --------       --------      --------      --------
Income from operations .............         4,412          9,047         18,261        20,076        20,292
Interest expense, net ..............         3,214          2,566          2,907         3,983         9,421
Other Expense/Income, net (3) ......         4,252            186            539            --             6
                                          --------       --------       --------      --------      --------
Income (loss) before provision for
  income taxes .....................        (3,054)         6,295         14,815        16,093        10,865
Provision (benefit) for income taxes        (1,221)         2,608          6,047         6,131         3,206
Cumulative effect on prior years of
  accounting change ................         6,663             --             --            --            --
                                          --------       --------       --------      --------      --------
Net income .........................      $  4,830       $  3,687       $  8,768      $  9,962      $  7,659
                                          ========       ========       ========      ========      ========

BALANCE SHEET DATA:
Cash and cash equivalents ..........         1,297          4,314         11,164        77,345        63,669
Working Capital (deficit) ..........        (1,633)        (4,271)         7,877        98,835        88,490
Total assets .......................        56,027         55,082         75,985       167,825       196,659
Total debt .........................        26,415         30,456         36,999       113,884       124,127
Stockholder's equity ...............         4,611          8,298         17,069        27,031        34,690

OTHER DATA:
EBITDA (4) .........................      $  8,240       $ 12,626       $ 22,695      $ 25,880      $ 28,345

 (1) Results include operations and capital expenditures of Bacon-Universal Company, Inc. ("Bacon"), a wholly-owned subsidiary of the Company sold in fiscal year 1994. Results of operations and capital expenditures of the Company excluding the operating results and capital expenditures of Bacon are as follows:

                                                                             FISCAL YEAR ENDED
                                                                                  JULY 3,
                                                                                   1994
                                                                           ----------------------
                                                                           (DOLLARS IN THOUSANDS)
               Revenue........................................                     $57,429
               Gross profit...................................                      19,293
               Income from operations.........................                       4,518
               EBITDA.........................................                       7,478
               Capital expenditures...........................                       7,031
               Gross margin...................................                       33.6%
               EBITDA margin..................................                        13.0

(2) The following details UpRight's and Horizon's revenue, and the elimination of inter-company sales for fiscal years 1994, 1995, 1996, 1997 and 1998:

                                                      FISCAL YEAR ENDED
                         -------------------------------------------------------------------------
                           JULY 3,         JULY 2,        JUNE 30,        JUNE 29,         JUNE 28,
                            1994            1995            1996           1997             1998
                         ---------       ---------       ---------       ---------       ---------
                                                    (DOLLARS IN THOUSANDS)
UpRight ...........      $  40,694       $  65,593       $  93,273       $ 110,471       $ 137,975
Horizon ...........         25,282          32,236          38,112          44,315          54,725
Inter-company sales         (8,547)        (12,672)        (13,482)        (14,882)        (21,903)
                         ---------       ---------       ---------       ---------       ---------
                         $  57,429       $  85,157       $ 117,903       $ 139,904       $ 170,797
                         =========       =========       =========       =========       =========

Fiscal year 1994 excludes $13.0 million in revenue from Bacon. See footnote (1) above.

(3)  For fiscal year 1994, includes $4.0 million loss on sale of Bacon.

(4) EBITDA represents income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization and other expenses and income. The Company has included information concerning EBITDA in its annual report because it is used by certain investors as a measure of a company's ability to service its debt obligations. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flow as an indicator of the Company's operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS:

    Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. Such risks and uncertainties include, but are not limited to, the following factors: substantial leverage of the Company; industrial cyclicality; dependence on the construction industry; consolidation of the customer base; dependence upon major customers; risks relating to growth; significance of new product development; the need for continual capital expenditures; competition; product liability; insurance; availability of product components; reliance on suppliers; foreign sales; government and environmental regulation; labor matters; holding company structure; restrictions under debt agreements; fraudulent conveyance; and control by the sole stockholder.

GENERAL

      This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

     The Company's strategy is to create shareholder value by providing capital, strategic and financial direction and management to its wholly owned operating subsidiaries, UpRight and Horizon. Prior to fiscal year 1994, Horizon was a division of UpRight, operating as a captive equipment dealer and industrial equipment rental company in certain markets. In fiscal year 1994, the Company decided each business would be managed and operated separately. All inter-company transactions between UpRight and Horizon are currently, and are intended to continue to be, conducted on an arm's-length basis. UpRight sells equipment to Horizon for the same price it would otherwise charge a comparable distributor. Horizon purchases equipment from UpRight, as well as from other major manufacturers, including certain models and product lines that may be produced by UpRight. The Company intends to maintain the distributor/supplier relationship between the two subsidiaries. Sales to Horizon accounted for approximately 14%, 13%, and 16% of UpRight's revenue for fiscal years 1996, 1997 and 1998, respectively. Purchases from UpRight accounted for 49%, 53% and 45% of Horizon's total capital purchases of equipment for fiscal years 1996, 1997 and 1998, respectively. UpRight and Horizon maintain stand-alone financial statements. Sales from UpRight to Horizon are reflected in UpRight's stand-alone financial statements at the actual arm's-length price charged. Purchases by Horizon from UpRight are reflected in Horizon's stand-alone financial statements at dealer cost. "Dealer cost" means the price paid by Horizon to purchase equipment from equipment manufacturers, including from UpRight on arm's-length terms. All significant inter-company balances and transactions are eliminated in consolidation.

     Revenue growth in the aerial work platform and industrial equipment rental industries has been historically related to the cyclical levels of construction and industrial activity in North America. UpRight has adopted just-in-time inventory procedures and build-to-order production scheduling and has instituted flexible labor and staffing practices to manage volume cycles, all of which management believes will enable UpRight to respond in a timely manner to possible downturns in the North American construction market. The foregoing strategies also allow UpRight to respond quickly to periods of strong growth in demand, which have characterized the industry. Horizon responds to downturns in the United States construction market by delaying expansion capital expenditures and adjusting the timing of replacement capital expenditures. The Company expects the aerial work platform industry will continue to be dependent upon North American construction and industrial activity, although international sales are comprising a greater proportion of total industry revenues. The Company believes UpRight has among the highest percentages of revenue from international sales of any aerial work platform manufacturer. All sales outside of the United States are denominated and paid in U.S. dollars.

      The following table sets forth for the periods indicated certain historical revenue and percentages from customer geographical segments:

                                                             FISCAL YEAR ENDED
                                  ------------------------------------------------------------------------
                                          JUNE 30,                  JUNE 29,                 JUNE 28,
                                            1996                      1997                     1998
                                  ---------------------     ---------------------     --------------------
                                                          (DOLLARS IN MILLIONS)
United States, Canada, Latin
  America ..................      $   92.8         78.7%    $   96.8         69.2%    $  115.2        67.4%
Europe .....................          19.6         16.6%        35.3         25.2%        48.3        28.3%
Pacific Rim ................           5.5          4.7%         7.8          5.6%         7.3         4.3%
                                  --------        -----     --------        -----     --------       -----
                                  $  117.9        100.0%    $  139.9        100.0%    $  170.8       100.0%
                                  ========        =====     ========        =====     ========       =====

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain historical income statement data derived from the Company's consolidated statements of operations expressed in dollars and as a percentage of net revenue.

                                                          FISCAL YEAR ENDED
                             -----------------------------------------------------------------------------
                                    JUNE 30,                   JUNE 29,                     JUNE 28,
                                      1996                       1997                         1998
                             ---------------------       ---------------------       ---------------------
                                                        (DOLLARS IN THOUSANDS)
Revenue ...............      $117,903        100.0%      $139,904        100.0%      $170,797        100.0%
Cost of revenue .......        78,638         66.7%        94,315         67.4%       117,844         69.0%
                             --------      -------       --------      -------       --------      -------
Gross profit ..........        39,265         33.3%        45,589         32.6%        52,953         31.0%
Operating expenses ....        21,004         17.8%        25,513         18.2%        32,661         19.1%
                             --------      -------       --------      -------       --------      -------
Income from operations         18,261         15.5%        20,076         14.4%        20,292         11.9%
Interest expense, net .         2,907          2.5%         3,983          2.8%         9,421          5.5%
Other (income)
  expense .............           539          0.5%            --           --              6           --
Provision (benefit) for
income taxes ..........         6,047          5.1%         6,131          4.4%         3,206          2.4%
                             --------      -------       --------      -------       --------      -------
Net income ............      $  8,768          7.4%      $  9,962          7.1%      $  7,659          4.5%
                             ========      =======       ========      =======       ========      =======
EBITDA ................      $ 22,695         19.2%      $ 25,880         18.5%      $ 28,345         16.6%
Depreciation &
  amortization ........         4,434                       5,804                       8,053

SEGMENT OPERATIONS

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

       When equipment purchased from UpRight by Horizon is included in Horizon's rental fleet, or held as sales inventory at the end of a reporting period, the gross profit earned by UpRight on the sale of this equipment is eliminated from the Company's consolidated Gross Profit. As Horizon's purchases of equipment for rental fleet purposes vary by reporting period, and the level of UpRight equipment held in sales inventory by Horizon fluctuates by reporting period, the resulting elimination of Gross Profit on consolidation can cause consolidated Income from Operations to fluctuate between reporting periods.

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                          12 MONTHS ENDED JUNE 28, 1998


                                          COMPANY          HORIZON         UPRIGHT        ELIMINATION     CONSOLIDATED
                                         ---------------------------------------------------------------------------
Revenues
     Equipment Sales
          New .....................                       $  21,926        $ 137,975       $ (21,903)      $ 137,998
          Used ....................                           4,207                                            4,207
     Rental and  Services .........                          28,592                                           28,592
                                         ---------        ---------       ---------        ---------       ---------
          Total Revenues ..........             --           54,725         137,975          (21,903)        170,797
Gross Profit
     Equipment Sales
          New .....................                           4,900          39,022           (3,545)         40,377
          Used ....................                           1,807                                            1,807
     Rental and  Services .........                          10,769                                           10,769
                                         ---------        ---------       ---------        ---------       ---------
           Total Gross Profit .....             --           17,476          39,022           (3,545)         52,953
           %  of  Sales ...........                            31.9%           28.3%                            31.0%
Operating expenses
     Selling, general and
       administrative .............      $   2,321           11,026          10,555                           23,902
     Product Liability ............                                           2,807                            2,807
     Research and development .....                                           5,952                            5,952
                                         ---------        ---------       ---------        ---------       ---------
           Total Operating Expenses          2,321           11,026          19,314               --          32,661
Income from Operations ............      $  (2,321)       $   6,450       $  19,708        $  (3,545)      $  20,292
           % of Sales .............                            11.8%           14.3%                            11.9%

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                          12 MONTHS ENDED JUNE 29, 1997

                                          COMPANY          HORIZON         UPRIGHT        ELIMINATION     CONSOLIDATED
                                         ---------------------------------------------------------------------------
Revenues
     Equipment Sales
          New .....................                       $  18,279       $ 110,470        $ (14,882)      $ 113,867
          Used ....................                           2,589                                            2,589
     Rental and  Services .........                          23,448                                           23,448
                                         ---------        ---------       ---------        ---------       ---------
          Total Revenues ..........             --           44,316         110,470          (14,882)        139,904
Gross Profit
     Equipment Sales
          New .....................                           4,141          31,419             (405)         35,155
          Used ....................                           1,332                                            1,332
     Rental and  Services .........                           9,102                                            9,102
                                         ---------        ---------       ---------        ---------       ---------
           Total Gross Profit .....             --           14,575          31,419             (405)         45,589
           %  of Sales ............                            32.9%           28.4%                            32.6%
Operating expenses
     Selling, general and
        administrative ............      $   1,070            8,866           8,181                           18,117
     Product Liability ............                                           3,115                            3,115
     Research and development .....                                           4,281                            4,281
                                         ---------        ---------       ---------        ---------       ---------
           Total Operating Expenses          1,070            8,866          15,577               --          25,513
Income from Operations ............      $  (1,070)       $   5,709       $  15,842        $    (405)      $  20,076
           % of Sales .............                            12.9%           14.3%                            14.8%

FISCAL YEAR  ENDED JUNE 28, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 29, 1997

     Revenue increased by 22.1% to $170.8 million in fiscal year 1998 from $139.9 million in fiscal year 1997. The increase of $30.9 million was attributable to increased revenue from sales of new equipment of $24.1 million (including sales of UpRight equipment by Horizon) and increased rental and service revenue for Horizon of $5.1 million. UpRight's sales of larger scissor lifts and boom lifts were the primary reasons for the increase in new equipment sales. The increase in Horizon's rental and service revenue was primarily attributable to rental fleet additions and the inclusion of results from businesses acquired subsequent to the third quarter in fiscal year 1997.

     Gross profit for fiscal year 1998 was $53.0 million, an increase of $7.4 million over gross profit of $45.6 million for fiscal year 1997. The increase in gross profit is attributable to higher revenue; however, gross margins decreased to 31.0% for fiscal year 1998 compared to 32.6% for the previous fiscal year, due to new product introductions and higher elimination of gross profit attributable to UpRight's products held in Horizon's rental fleet and sales inventory as of June 28, 1998 compared to June 29, 1997.

     Operating expenses, consisting of selling, general and administrative expenses, product liability and research and development expenses were $32.7 million for fiscal year 1998 compared to $25.5 million for the same period last year. SG & A expenses increased by $5.8 million to $23.9 million in fiscal year 1998 compared to fiscal year 1997, due to an increase in domestic and international selling and marketing expense associated with higher unit volumes, as well as expenses incurred in connection with the introduction of new products and establishing a sales office in South America and in Asia. Product liability expense was $2.8 million for fiscal year 1998 compared to $3.1 million in fiscal year 1997. Research and development expense for fiscal year 1998 was $6.0 million compared to $4.3 million for fiscal year 1997. The increase in Research and development expenses reflected the Company's increased emphasis on developing new and re-designed aerial work platform products.

     Interest expense, net of interest income, increased to $9.4 million for fiscal year 1998 from $4.0 million for fiscal year 1997 due to the Company's issuance of its Notes in June 1997.

     Income taxes in fiscal year 1998 were $3.2 million compared to $6.1 million in fiscal year 1997. The decrease in provision for income taxes is primarily due to business tax credits realized in fiscal year 1998.

     Net income for fiscal year 1998 was $7.7 million, representing a decrease of $2.3 million from net income of $10.0 million for the previous fiscal year, as a result of the factors described above.

FISCAL YEAR ENDED JUNE 29, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

     Revenue increased by 18.7% to $139.9 million in fiscal year 1997 from $117.9 million in fiscal year 1996. The increase of $22.0 million was attributable to increased revenue from sales of new equipment of $19.3 million (including sales of UpRight equipment by Horizon) and increased rental and service revenue for Horizon of $2.6 million. The increase in revenue from new equipment sales was primarily attributable to an increase in export sales by UpRight to dealers in European and Pacific Rim countries of 71.7% to $43.1 million for fiscal year 1997 from $25.1 million for fiscal year 1996. The increased sales to Europe primarily reflected improved economic conditions in the United Kingdom, while the increased sales to Pacific Rim countries primarily reflected growing economic activity in Asia generally. Sales of new equipment to the United States, Canada and Latin America increased 1.8% to $70.8 million for fiscal year 1997 from $69.5 million for fiscal year 1996. This small increase in North American sales of new equipment was primarily due to a significant decrease in sales to a single customer at UpRight, which was offset by increased sales to other UpRight customers. For fiscal year 1997, approximately 62% of the Company's revenue was attributable to new products and new models introduced since January 1, 1994.

     Gross profit increased by $6.3 million, or 16.1%, to $45.6 million for fiscal year 1997 from $39.3 million for fiscal year 1996, while gross margin decreased to 32.6% for fiscal year 1997 from 33.3% for fiscal year 1996. The increase in gross profit is attributable to higher revenue; however, margins contracted due to: (i) costs associated with the introduction of UpRight's boom lift product line; (ii) the buildup of Horizon's rental fleet and related costs; and (iii) lower dollar utilization on Horizon's rental fleet as competitive factors and inclement weather negatively impacted rental rates and equipment utilization.

       Operating expenses, consisting of selling, general and administrative expenses, product liability and research and development expenses, increased to $25.5 million for fiscal year 1997 from $21.0 million for fiscal year 1996. As a percentage of revenue, operating expenses increased to 18.2% for fiscal year 1997 from 17.8% for fiscal year 1996. Research and development expenses increased by $1.4 million to $4.2 million in fiscal year 1997 due primarily to the expansion of UpRight's boom lift development program. In addition, the Company commenced payment of corporate services fees totaling $0.9 million for fiscal year 1997 pursuant to the terms of the Corporate Services Agreements. Other selling, general and administrative expenses increased by $2.1 million but were generally flat as a percentage of revenue.

     Interest expense, net of interest income, increased to $4.0 million for fiscal year 1997 from $2.9 million for fiscal year 1996 as the result of increase in outstanding debt.

     As a result of the above, net income increased by 13.6% to $9.9 million for fiscal year 1997 from $8.8 million for fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash flow requirements are for working capital, capital expenditures and debt service.

       Prior to June 1997 the Company met its liquidity needs through internally generated funds and committed finance facilities available to its subsidiaries, UpRight and Horizon.

     In June 1997 the Company issued $105 million in principal amount of the Notes. The net proceeds of the Notes, after (1) deducting fees and expenses of the issue; (2) repayment of various term loans of Horizon; (3) repayment of indebtedness and accrued interest of the Company from its parent company, UpRight International Limited; and (4) repayment of various capital lease obligations of UpRight, increased the Company's cash balances as of June 29, 1997 to $77.3 million. The Company's cash balances as of June 28, 1998 were $63.7 million. This cash is to be used in part to finance the capital expansion program at UpRight and Horizon and, in addition, will be used for general corporate purposes, including acquisitions in complementary, ancillary or related businesses. UpRight and Horizon have revolving lines of credit from major financial institutions of $20.0 million and $5.0 million, respectively. As of June 28, 1998, UpRight and Horizon had utilized $2.5 million and $1.4 million of their respective revolving lines of credit. In April 1998, UpRight entered into an equipment financing agreement with a financial institution which allows it to borrow funds up to $20 million for the purchase of equipment. As of June 28, 1998, drawn funds under this equipment financing agreement totaled $2.8 million. Through the issuance of City of Selma industrial revenue bonds in 1994, UpRight had available to it approximately $8.0 million to finance the purchase of buildings and equipment and to develop and improve certain of the Company's real property infrastructure, $6.4 million of which was outstanding at June 28, 1998.

The Company's working capital was $88.4 million and $98.8 million at June 28, 1998 and June 29, 1997, respectively. The decrease in working capital is mainly due to the reduction of cash balances of $13.7 million in fiscal year 1998. The cash was used to finance Horizon's capital expenditure program including acquisitions made during fiscal year 1998. Inventories and accounts receivable increased by $15.6 million during fiscal year 1998 due to the increased revenues from new products and acquisitions made by Horizon.

      The Company's outstanding debt was $124.1 million and $113.9 million at June 28, 1998 and June 29, 1997, respectively. The increase in borrowings was due to UpRight financing capital expenditures at its Selma and Madera facilities of $9.9 million during fiscal year 1998. Cash and cash equivalents were $63.7 million and $77.3 million as of June 28, 1998 and June 29, 1997, respectively.

     Net cash provided by operating activities was $5.0 million in fiscal year 1998 and $5.5 million for fiscal year 1997. The decrease in net cash provided by operating activities of $0.5 million is primarily related to interest payments on the Company's Notes and a higher level of inventory to support the introduction of new products during fiscal year 1998 offset by increases in accounts payable and other liabilities in fiscal years 1998 and 1997.

     Cash used in fiscal year 1998 for the purchase of property, plant and equipment totaled $27.4 million, including $9.4 million used in the three months ended June 28, 1998. This capital expenditure was incurred to upgrade and expand Horizon's rental fleet and UpRight's manufacturing facilities at Selma and Madera, California.

     Net cash provided by financing activities was $10.2 million and $72.8 million in fiscal year 1998 and fiscal year 1997, respectively. The decrease in net cash provided by financing activities resulted primarily from the issuance of the Company's Notes in June 1997. The Company paid no dividends in fiscal years 1998 and 1997.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
Independent Auditors' Report.............................................     21
Consolidated Balance Sheets-- June 29, 1997 and June 28, 1998............     22
Consolidated  Statements of Operations--Years Ended June 30, 1996, June
29, 1997 and June 28, 1998...............................................     23
Consolidated Statements of Stockholder's Equity-- Years Ended
  June 30, 1996, June 29, 1997 and June 28, 1998.........................     24
Consolidated Statements of Cash Flows--Years  Ended  June 30,  1996,
  June 29, 1997 and June 28, 1998........................................     25
Notes to Consolidated Financial Statements...............................     26
Consolidated Financial Statements Schedule:
    Schedule II-Valuation and Qualifying Accounts........................     39

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of W.R. Carpenter North America, Inc.
Selma, California


We have audited the consolidated balance sheets of W.R. Carpenter North America, Inc. and subsidiaries as of June 28, 1998 and June 29, 1997 and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended June 28, 1998 and the related financial statement schedule listed in the accompanying index at item 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W.R. Carpenter North America, Inc. and subsidiaries as of June 28, 1998 and June 29, 1997 and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1998 in conformity with generally accepted accounting principles.

PANNELL KERR FORSTER
Certified Public Accountants
A Professional Corporation

Los Angeles, California
September 17, 1998

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS EXCEPT PAR VALUE)

                                                                                   JUNE 29,      JUNE 28,
                                                                                     1997          1998
                                                                                   --------      --------
                                     ASSETS
Current assets
  Cash and cash equivalents .................................................      $ 77,345      $ 63,669
  Accounts receivable (net of allowance for doubtful accounts
      of $364 and $410, respectively) .......................................        23,591        28,625
  Inventories ...............................................................        16,833        27,407
  Prepaid expenses and other ................................................         1,773         2,995
  Deferred income taxes .....................................................         1,091         1,791
                                                                                   --------      --------
     Total current assets ...................................................       120,633       124,487
                                                                                   --------      --------
Property, plant and equipment, net ..........................................        42,143        62,765
  Other assets ..............................................................         5,049         9,407
                                                                                   --------      --------
          Total assets ......................................................      $167,825      $196,659
                                                                                   ========      ========
               LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable ..........................................................      $ 11,585      $ 18,028
  Accrued wages and employee benefits .......................................         2,224         3,911
  Accrued interest ..........................................................           953           674
  Other accrued expenses ....................................................         6,196         7,193
  Current portion of long-term debt .........................................           840         6,191
                                                                                   --------      --------
     Total current liabilities ..............................................        21,798        35,997
Senior Subordinated Notes Payable ...........................................       104,523       104,571
Long-term debt, net of current portion ......................................         8,521        13,365
Other long-term liabilities .................................................         3,817         5,108
Deferred income taxes .......................................................         2,135         2,928
                                                                                   --------      --------
     Total liabilities ......................................................       140,794       161,969
                                                                                   --------      --------
Commitments and contingencies
Stockholder's equity
Common stock, Class A - $1 par value; 70 shares authorized, 55
  issued and outstanding ....................................................            55            55

Common stock, Class B - $1 par value; 35 shares authorized, 5 shares
   issued and outstanding ...................................................             5             5
 Preferred stock - $1 par value; 25 shares authorized, issued and outstanding            25            25
  Additional paid-in capital ................................................         8,767         8,767
  Cumulative currency translation adjustment (CTA) ..........................         2,084         2,084
  Retained  earnings  (On July 3, 1994 a deficit  of  $31,395 was
  eliminated due to a  subsidiary's quasi-reorganization) ...................        16,095        23,754
                                                                                   --------      --------
                                                                                     27,031        34,690
                                                                                   --------      --------
          Total liabilities and stockholder's equity ........................      $167,825      $196,659
                                                                                   ========      ========

               See notes to the consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                             YEARS ENDED
                                              -----------------------------------------
                                              JUNE 30,          JUNE 29,        JUNE 28,
                                                1996             1997            1998
                                              ---------       ---------       ---------
Revenues
  Equipment sales
     New ...............................      $  94,592       $ 113,867       $ 137,998
     Used ..............................          2,450           2,589           4,207
  Rental and services ..................         20,861          23,448          28,592
                                              ---------       ---------       ---------
          Total revenues ...............        117,903         139,904         170,797
                                              ---------       ---------       ---------
Cost of Revenues
  Equipment sales
     New ...............................         62,750          78,712          97,621
     Used ..............................          1,170           1,257           2,400
  Rental and services ..................         14,718          14,346          17,823
                                              ---------       ---------       ---------
     Total cost of revenues ............         78,638          94,315         117,844
                                              ---------       ---------       ---------
Gross profit
  Equipment sales
     New ...............................         31,842          35,155          40,377
     Used ..............................          1,280           1,332           1,807
  Rental and services ..................          6,143           9,102          10,769
                                              ---------       ---------       ---------
     Total gross profit ................         39,265          45,589          52,953
                                              ---------       ---------       ---------
Operating expenses
  Selling, general and administrative ..         15,124          18,117          23,902
  Product liability ....................          3,015           3,115           2,807
  Research and development .............          2,865           4,281           5,952
                                              ---------       ---------       ---------
     Total operating expenses ..........         21,004          25,513          32,661
                                              ---------       ---------       ---------
Income from operations .................         18,261          20,076          20,292
Other income (expense)
  Interest expense, net ................         (2,907)         (3,983)         (9,421)
  Other expense ........................           (539)             --              (6)
                                              ---------       ---------       ---------
Income before income taxes .............         14,815          16,093          10,865
Provision for income taxes .............          6,047           6,131           3,206
                                              ---------       ---------       ---------
Net income .............................      $   8,768       $   9,962       $   7,659
                                              =========       =========       =========
Earnings per common share ..............      $     146       $     166       $     128
                                              =========       =========       =========
Weighted average number of common shares         60,000          60,000          60,000
                                              =========       =========       =========

              See notes to the consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
           YEARS ENDED JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                                 (IN THOUSANDS)

                                   COMMON STOCK                PREFERRED STOCK          ADDITIONAL
                             -----------------------       -----------------------       PAID-IN
                               SHARES        AMOUNTS        SHARES         AMOUNTS       CAPITAL           CTA
                             --------       --------       --------       --------       --------       --------
Balance, July 2, 1995              60       $     60             25       $     25       $  8,767       $  2,081
  CTA ................             --             --             --             --             --              3
  Net Income .........             --             --             --             --             --             --
                             --------       --------       --------       --------       --------       --------

Balance, June 30, 1996             60             60             25             25          8,767          2,084
  Net income .........             --             --             --             --             --             --
                             --------       --------       --------       --------       --------       --------
Balance, June 29, 1997             60             60             25             25          8,767          2,084
  Net Income .........             --             --             --             --             --             --
                             --------       --------       --------       --------       --------       --------
Balance, June 28, 1998             60       $     60             25       $     25       $  8,767       $  2,084
                             ========       ========       ========       ========       ========       ========



                                   RETAINED
                                   EARNINGS           TOTAL
                                 (ACCUMULATED    STOCKHOLDER'S
                                    DEFICIT)         EQUITY
                                   --------        --------
Balance, July 2, 1995              $ (2,635)       $  8,298
  CTA ................                   --               3
  Net Income .........                8,768           8,768
                                   --------        --------

Balance, June 30, 1996                6,133          17,069
  Net income .........                9,962           9,962
                                   --------        --------
Balance, June 29, 1997               16,095          27,031
  Net Income .........                7,659           7,659
                                   --------        --------
Balance, June 28, 1998             $ 23,754        $ 34,690
                                   ========        ========

              See notes to the consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    YEARS ENDED
                                                                                   --------------------------------------------
                                                                                   JUNE 30,          JUNE 29,          JUNE 28,
                                                                                     1996              1997             1998
                                                                                   ---------        ---------        ---------
Cash flows from operating activities
  Net income ...............................................................       $   8,768        $   9,962        $   7,659
                                                                                   ---------        ---------        ---------
Adjustments to reconcile net income to net cash  provided by operating activities

       Depreciation and amortization .......................................           4,434            5,804            8,053
Gain on disposition of property, plant and
       equipment ...........................................................          (1,426)          (1,380)          (1,997)
Changes in operating assets and liabilities
       Accounts receivable .................................................          (3,167)          (7,771)          (5,034)
       Inventories .........................................................          (5,331)          (1,001)         (10,574)
       Prepaid expenses and other assets ...................................              13              (20)          (1,222)
       Deferred income taxes, net ..........................................           4,646              943               93
       Accounts payable ....................................................             733             (339)           6,443
       Accrued expenses ....................................................           2,605            1,880            2,405
       Other, net ..........................................................           1,119           (2,626)            (808)
                                                                                   ---------        ---------        ---------
          Total adjustments ................................................           3,626           (4,510)          (2,641)
                                                                                   ---------        ---------        ---------
          Net cash provided by operating
            activities .....................................................          12,394            5,452            5,018
                                                                                   ---------        ---------        ---------
Cash flows from investing activities
     Additions to property, plant and equipment ............................         (11,549)         (12,356)         (27,424)
     Proceeds from disposition of assets ...................................           2,678            2,453            4,072
     Acquisitions, net of cash acquired ....................................              --           (2,174)          (5,537)
                                                                                   ---------        ---------        ---------
          Net cash used by investing activities ............................          (8,871)         (12,077)         (28,889)
                                                                                   ---------        ---------        ---------
Cash flows from financing activities
     Proceeds from long-term debt ..........................................           9,248           29,784           15,878
     Repayment of long-term debt ...........................................          (3,876)         (48,034)          (5,683)
     Proceeds from senior subordinated notes ...............................              --          104,519               --
     Repayment of note payable-- related party .............................          (2,045)         (13,463)              --
                                                                                   ---------        ---------        ---------
          Net cash provided by financing activities ........................           3,327           72,806           10,195
                                                                                   ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents .......................           6,850           66,181          (13,676)
Cash and cash equivalents at beginning of year .............................           4,314           11,164           77,345
                                                                                   ---------        ---------        ---------
Cash and cash equivalents at end of year ...................................       $  11,164        $  77,345        $  63,669
                                                                                   =========        =========        =========
Supplemental disclosure of cash flow information:
  Cash used for interest payments ..........................................       $   2,089        $   4,777        $  12,118
                                                                                   =========        =========        =========
  Cash used for income tax payments ........................................       $   4,537        $   3,599        $   2,226
                                                                                   =========        =========        =========

              See notes to the consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


NOTE 1 -- THE COMPANY

W.R. Carpenter North America, Inc. (the Company), incorporated in 1975 under the laws of Delaware, serves as the holding company for its operating subsidiaries UpRight, Inc. (UpRight) and Horizon High Reach, Inc. (Horizon).

UpRight was incorporated in California in 1947, and its stock was publicly traded from 1980 until 1988 when it was acquired by an affiliate of the Company. In 1988, through a corporate reorganization, UpRight became a wholly owned subsidiary of the Company. Prior to 1989, Horizon was an independent company in the business of renting and selling aerial work equipment in Southern California. In 1989, UpRight acquired the assets of Horizon which were merged into the retail division of UpRight's North American Operations. In 1994, Horizon became a separate, wholly owned subsidiary of the Company. Although Horizon is a distributor for UpRight products, the two companies have separate management and operate on an independent basis.

UpRight is a leading manufacturer of aerial work platforms. Sales are made principally to independent distributors who rent and sell UpRight's products to a broad customer base, which includes end users in the industrial, commercial, institutional and construction markets.

The aerial work platform industry is highly competitive. In selling its aerial work platform products, UpRight experiences two principal types of competition: from other manufacturers and from alternative equipment. UpRight competes in the aerial work platform industry primarily with several other manufacturers. Certain of UpRight's competitors are part of, or are affiliated with, companies that are larger and have greater financial resources than UpRight.

The principal customers for UpRight's new equipment are independent equipment distributors that primarily rent UpRight's products and provide service support to equipment users. In recent years, there has been substantial consolidation in ownership among rental companies, including certain UpRight customers, resulting in a more limited number of major customers comprising a substantial portion of total revenue.

Horizon is a leading industrial equipment rental, sales and service equipment company serving a diverse range of customers from 15 domestic locations. Horizon's rental fleet consists primarily of aerial work platforms, portable lift products, self-propelled scissor lift and boom products, and forklifts. Horizon rents equipment on a daily, weekly and monthly basis and, occasionally, for longer periods. Horizon is also a distributor of new equipment for several leading manufacturers and sells used equipment from its rental fleet, in addition to complementary parts, supplies and accessories.

Horizon is a distributor for UpRight products in all of Horizon's designated market areas. The equipment in Horizon's existing rental fleet consists of scaffold, UpRight lifts, scissors, boom lifts, and other lift products. Horizon also represents various product lines for other manufacturers. Horizon's corporate headquarters are located in Fresno, California.

Horizon's competitors include national and multi-regional companies, regional competitors that operate in a small number of states, small independent businesses with one or a few rental locations, and equipment vendors and dealers which both sell and rent equipment directly to end users.

RISK FACTORS

     Economic- The equipment rental industry is highly dependent upon the level of business activity in the commercial and industrial segments of the economy. As a result, the equipment rental industry is particularly sensitive to national, regional and local slowdowns in the commercial construction industry, which is highly cyclical and subject to downturns during economic slowdowns.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


     Competition -- The equipment rental, sales and service industry is highly competitive. The Company's competitors include national, multiregional companies and dealers that both sell and rent equipment directly to end users. To the extent that existing or future competitors seek to gain or retain market share by reducing rental rates or sales prices, the Company may be required to lower its prices, thereby adversely affecting the operating results of the Company.

     Need for Continual Capital Expenditures -- A principal component of the Company's strategy is to provide its rental customers with relatively new, high-quality equipment. The annual replacement of equipment and plans to expand the Company's business will require significant capital expenditures. There can be no assurance that in the future the Company will have capital sufficient to fund such planned or additional expenditures.

     Insurance-- The Company maintains insurance coverage for its operations and activities. There can be no assurance that existing or future claims will not exceed the level of such insurance or that such insurance will continue to be available at economically feasible terms.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UpRight and Horizon. In consolidation, all significant inter-company balances and transactions are eliminated.

Cash flows

For purposes of the statement of cash flows, the Company considers all cash investments and related deposits purchased with a maturity of three months or less to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual future results could differ from those estimates.

Revenue recognition

The Company's subsidiaries recognize revenue from equipment sales upon shipment. Revenue from rentals is recognized ratably over the term of the rental contract.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out
(FIFO) method, or market.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


Property, plant and equipment

Property, plant and equipment are stated at cost. When units of property are disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Sales of rental equipment are reflected as used equipment sales in the accompanying consolidated financial statements. Cost of used equipment sales consists of the net book value of the equipment sold plus costs directly associated with the sale. (See Note 6 regarding assets acquired through acquisition.)

Depreciation is computed using the straight-line method over the following estimated useful lives of the assets, as follows:

       Building and improvements...........................  5 - 39 years
       Machinery and equipment.............................  3 - 10 years
       Rental equipment....................................  3 - 10 years

Expenditures for ordinary repairs and maintenance are charged to operations; betterments are capitalized.

Other assets

Organization costs are amortized using the straight-line method over estimated life of 6 years. Noncompete covenants are amortized using the straight-line method over the terms of the respective agreements, three and five years.

Goodwill

Goodwill represents the excess purchase price paid over the fair market value of the assets of companies acquired by Horizon. Goodwill is being amortized over 10 years on a straight-line basis.

Debt issue costs

Debt issue costs are amortized on a straight-line basis over the term of the related debt.

Foreign currency translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange. Gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, together with related hedges tax effects, are reported in the stockholder's equity. For foreign operations for which the U.S. dollar is the functional currency, gains and losses resulting from converting foreign currency assets and liabilities to U.S. dollars, the related hedges are included in trading revenue.

Income taxes

The Company files a consolidated tax return with its subsidiaries. Current and deferred taxes are recorded for differences in the timing of the recognition of revenues and expenses for financial reporting and income tax purposes. Deferred taxes result primarily from the use of accelerated depreciation methods for income tax purposes, timing in the deduction of state income taxes, capitalization of certain costs in inventories for tax purposes, and differences in the recognition of certain accruals for tax and financial statement purposes.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


Earnings  per share

Earnings per share is computed using the weighted average number of shares outstanding of common stock. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement, which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, establishes simplified standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosures of the calculation of each EPS amount.

Fiscal year

The fiscal year of the Company ends on the Sunday nearest to June 30.

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform to the current year.

NOTE 3 -- INVENTORIES

Inventories consist of the following:

                                                     1997                  1998
                                                   -------               --------
Finished goods .....................               $ 4,269               $ 9,444
Work-in-progress ...................                   979                 1,312
Raw materials ......................                11,585                16,651
                                                   -------               -------
                                                   $16,833               $27,407
                                                   =======               =======

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                     1997                 1998
                                                   --------            --------
Land ...................................           $    105            $    391
Building and improvements ..............              7,503               7,248
Machinery and equipment ................             24,252              35,463
Rental equipment .......................             34,238              48,053
                                                   --------            --------
                                                     66,098              91,155
Less accumulated depreciation ..........            (23,955)            (28,390)
                                                   --------            --------
                                                   $ 42,143            $ 62,765
                                                   ========            ========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


NOTE 5 -- OTHER ASSETS

     Other assets consist of the following:

                                                                               1997            1998
                                                                             --------        --------
Debt issue costs, net ................................................       $  4,422        $  4,334
Goodwill .............................................................            881           5,029
Organization costs ...................................................            457             457
Noncompete covenants .................................................             --              80
Deposits .............................................................             64              82
Long-term receivables ................................................             --              98
Note receivable, due from officer ....................................             --             452
Other ................................................................             25              --
                                                                             --------        --------
 . ....................................................................          5,849          10,532
Less accumulated amortization ........................................           (310)           (592)
                                                                             --------        --------
 . ....................................................................          5,539           9,940
Less: Current portion (included in "Prepaid and other" current assets)           (490)           (533)
                                                                             --------        --------
Other assets, net ....................................................       $  5,049        $  9,407
                                                                             ========        ========

Amortization expense related to goodwill and organization costs during 1998 and 1997 was $323 and $100, respectively.


NOTE 6 -- ACQUISITIONS

During fiscal year 1998, Horizon acquired the stock of a general rental company in Texas and the stock of an aerial access sales, rental and repair company in California for $1,384 and $4,192, respectively. During fiscal 1997, Horizon acquired certain assets and liabilities of a forklift sales, rental and repair company in California and certain assets of an aerial lift rental and sales company in New Jersey amounting to $577 and $1,854, respectively.

     The acquisition of these assets was financed as follows (in thousands):

                                                                    1997         1998
                                                                   ------       ------
Cash payments and/or expenses, net of cash acquired.........       $2,174       $5,576
Amounts payable to seller ..................................          240           --
Other liabilities assumed ..................................          898           --
                                                                   ------       ------
                  Total value of asset acquired ............       $3,312       $5,576
                                                                   ======       ======

All acquisitions have been accounted for under the purchase method. The excess of cost over management's estimated fair value of the net assets acquired related to these acquisitions totaled $3,899 and $1,130 in 1998 and 1997, respectively, and has been allocated to goodwill.

Results of the Texas acquisition are included in the consolidated financial statements beginning January 1, 1998. Results of the California acquisition in fiscal year 1998 are included in the consolidated financial statements beginning April 1, 1998.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


The following unaudited pro forma consolidated results of operations for the year ended June 28, 1998, are presented as if the 1998 acquisitions had been made at the beginning of fiscal 1998. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the period presented or the future results of the combined operations (in thousands).

                                                       PRO FORMA
                                                       YEAR ENDED
                                                     JUNE 28, 1998
                                                     -------------
                                                      (UNAUDITED)
            Total revenues                              $62,905
            Net income                                    2,703

NOTE 7 -- LEASE OBLIGATIONS

The Company's subsidiaries lease certain office and operating facilities and certain machinery and equipment under operating leases. The Company's subsidiaries also have capital lease obligations for other equipment. The following table sets forth future minimum principal payments under capital lease arrangements and minimum payments under operating lease arrangements:

                                                     CAPITAL     OPERATING
                                                     LEASES        LEASES
                                                    --------    -----------
1999 .............................................   $  134       $1,559
2000 .............................................       64        1,117
2001 .............................................       60          732
2002 .............................................       --          596
2003 .............................................       --          445
Thereafter .......................................       --          775
                                                     ------       ------
Total future minimum lease payments ..............      258       $5,224
                                                                  ======
Less amount representing interest ................       21
                                                     ------
Present value of future minimum lease payments....   $  237
                                                     ======

Rent expense under operating leases was $1,021, $1,324 and $3,064 in fiscal years 1996, 1997 and 1998, respectively.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


NOTE 8 -- LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt and credit facilities consists of the following:

                                                                                 1997          1998
                                                                               -------       -------
Notes payable obligation and credit facilities secured with machinery and equipment, due in monthly installments of various amounts with imputed interest at various rates per annum (ranging from 7.7% to 10.0%)
due at various dates through June 2003 .................................       $ 2,732       $13,167

Variable interest bonds (ranging from 7% to 11%), secured by deed of trust and equipment due in monthly installments of varying  amounts
through September 2014 .................................................         6,604         6,389

Other ..................................................................            25            --
                                                                               -------       -------
                                                                                 9,361        19,556
Less current portion ...................................................           840         6,191
                                                                               -------       -------
                                                                               $ 8,521       $13,365
                                                                               =======       =======

On October 27, 1994, the Company's UpRight subsidiary finalized a bonds payable agreement with the Community Redevelopment Agency (Agency) of the City of Selma, California, for purchases of buildings, equipment and tooling. For the fiscal years ended June 29, 1997 and June 28, 1998, the Company received $2,393 and nil in bond proceeds, respectively, and made principal payments of $186 and $215, respectively, on the bonds. The total value of bond funds was $7,870, of which $750 is to remain undisbursed as bond reserves remaining with the Agency and unavailable for UpRight's use through the entire term of the bond agreement. As of June 29, 1997 and June 29, 1998, $750 was undisbursed and remained as bond reserves with the Agency. As of June 29, 1997 and June 28, 1998, the bonds payable had outstanding balances of $6,604 and $6,389, respectively, included on the Long-term debt and credit facilities schedule above as Variable interest bonds.

The following is a five year maturity schedule for long-term debt (excluding capital leases -- see Note 7 and senior subordinated notes -- see Note 9).

                                                                                Notes
                                                              Bonds            Payable
                                                              -----            -------
 1999                                                        $1,009           $ 5,816
 2000                                                         1,035             2,056
 2001                                                         1,026             2,112
 2002                                                         1,014             1,965
 2003                                                         1,000               981
 Thereafter (2004 to 2014)                                    9,472                --
                                                             ------          --------
                                                             14,556            12,930
 Less amount representing bond interest                       7,417                --
                                                             ------          --------
 Gross present value                                          7,139            12,930
 Bond reserve remaining with Agency                             750                --
                                                             ------          --------
 Net Present value                                           $6,389          $ 12,930
                                                             ======          ========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


On October 27, 1994, UpRight also entered into an agreement with the City of Selma (City) to develop and improve at the Company's expense, certain of the City's real property infrastructure. The improvements project was financed by the issuance of Limited Obligation Improvement Bonds for Assessment District No. 1994-1 (District). The total project cost, including aggregate bond fees of $504, was not to exceed $1,400. As of June 30, 1996, the Company has received in the form of bond financing a total of $1,400. The improvements, upon completion, were acquired from UpRight by the City. UpRight is obligated for future property tax assessments to the District in amounts sufficient to repay the bonds. The bonds call for bi-annual payments of varying amounts at an interest rate of 7.5 percent through December 2014. Due to the structure of the agreement with the City, the Company is issued bi-annual property tax bills as the bond payments are due. The consequence of this treatment is that the Company's financial statements do not reflect a bond payable balance at the year end.

On April 16, 1998, UpRight entered into a revolving loan agreement with a financial institution which allows it to borrow in amounts in the aggregate not to exceed $20 million. Interest accrues on amounts borrowed, at UpRight's option, at the bank's reference rate minus one half of one percent, or Libor plus 1.20 percent. At June 28, 1998, the actual interest rate was 8.0%, on an outstanding loan balance of $2,458, all current, with available funds of $17,542. Collateral includes a security agreement assuring a first priority position covering accounts receivable and inventory, with UCC filings to perfect such security interest, plus an executed agreement not to encumber or hypothecate certain land intended for development.

On April 23, 1998, UpRight entered into an equipment financing agreement with a financial institution which allows it to borrow funds for the purchase of equipment, up to $20 million. Loan balances outstanding are payable in monthly installments, at variable interest rates based on the Daily Treasury Index for the day on which funds are drawn. As of June 28, 1998, drawn funds totaled $2,797, and unused available funds totaled $17,203.

Horizon has a revolving line of credit with a bank allowing Horizon to borrow up to $5,000 not to exceed 80 percent of eligible receivables plus 25 percent of the Company's inventory. Interest accrues at Horizon's option at either the bank's prime lending rate (8.5 percent at June 30, 1998), LIBOR plus 1.85 percent, or the bank's money market funds rate plus 1.6 percent. As of June 28, 1998, and June 29, 1997, the balance outstanding under the Revolving Credit Line was $1,466 and $0, respectively. The Revolving Credit Line is secured by the assets of Horizon. The Revolving Credit Agreement contains various restrictive covenants, including minimum tangible net worth, minimum current ratio, maximum debt to tangible net worth, and limits on annual capital expenditures and operating lease expenses. Horizon has obtained waivers for the capital expenditure and current ratio covenants.

NOTE 9 -- SENIOR SUBORDINATED NOTES

On June 4, 1997, the Company filed a private placement offering of $105,000,
10.625 percent senior subordinated notes due in 2007 (the Notes). The Notes are guaranteed by the subsidiaries and are subordinated to all senior indebtedness of the subsidiaries. The notes are reflected in accompanying balance sheets net of unamortized discount of $429 and $477, at June 28, 1998 and June 29, 1997, respectively. The effective interest rate is approximately 10.68%.

The Company applied the net proceeds to repay the outstanding indebtedness and various term loans of the subsidiaries, finance capital expansion programs, and fund acquisitions in complementary businesses.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


The terms of the Notes contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness; (ii) pay dividends and make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale and leaseback transactions; (ix) create dividend or other payment restrictions affecting subsidiaries; (x) merge or consolidate the Company or any of the guarantors; and (xi) transfer or sell assets. These covenants are subject to a number of exceptions as defined in the agreement.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

Employees of UpRight participate in a Taxsaver's Investment Plan (UpRight 401(k)
Plan). The UpRight 401(k) Plan was originally adopted effective as of January 1, 1984 as an addition to the Company's Employee Stock Ownership Plan, originally adopted in January 1, 1975. The Company's Employee Stock Ownership Plan was terminated in 1987. UpRight makes fixed contributions to the UpRight 401(k) Plan for each year in an amount equal to 4% of the compensation of all eligible participants, plus up to an additional 2% matching of participants' contributions. The UpRight 401(k) Plan also contains features that allow employees to save money before paying Federal income tax on the amount saved. The UpRight 401(k) Plan covers all employees who have at least one year of service, and is administrated by a Plan Committee, whose members are appointed by UpRight's Board of Directors. The UpRight 401(k) Plan is intended to conform to the provisions of the Employee Retirement Income Security Act of 1974. Contributions to the UpRight 401(k) Plan are fully vested as of December 31 in the year in which such contributions were made. Contributions of approximately $426, $540 and $611 were made by UpRight during 1996, 1997 and 1998, respectively.

Employees of Horizon participate in the Horizon High Reach 401(k) Plan (Horizon 401(k) Plan). Participation in this defined contribution plan is available to all full-time employees who have completed at least one year of service and attained the age of 21. Horizon makes fixed contributions to the Horizon 401(k) Plan for each year in an amount up to 4% of the compensation of all eligible participants. In addition to the fixed annual contribution, Horizon is required to make a matching contribution equal to the participant's elective contribution up to 2% of the participant's compensation for the calendar year. Employee contributions to the Horizon 401(k) Plan are fully vested. Employer contributions are vested in 20% annual increments beginning after the second year of participation in the Horizon 401(k) Plan, with full vesting occurring after the sixth year of participation. Employees are fully vested upon their 65th birthday. Employees of Horizon who had been employed by UpRight or Horizon for one year as of December 31, 1993 are fully vested in the Horizon 401(k) Plan. During 1996, 1997 and 1998, Horizon expensed and accrued $314, $350, and $500, respectively, under the Horizon 401(k) Plan.

NOTE 11 -- CAPITAL STOCK

The Company is authorized to issue 70 shares of its $1 par value Class A common stock and 35 shares of its $1 par value Class B common stock. At June 30, 1996, June 29, 1997, and June 28, 1998, 55 shares of Class A common stock and 5 shares of Class B common stock were issued and outstanding. The Class A and Class B shares have equal voting rights and, subject to the rights of the Company's preferred shares, equal rights as to dividends and other distributions.

The Company is also authorized to issue 25 shares of its $1 par value preferred stock, all of which was issued and outstanding at June 30, 1996, June 29, 1997, and June 28, 1998. The preferred shares have no voting rights and have preference over both classes of common stock as to dividends and other distributions. The preferred shares are entitled to a $10 per share preferential distribution before any distribution to common share holders in the event the Company is dissolved or liquidated.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


NOTE 12 -- PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following

                                     1996               1997               1998
                                    ------             ------             ------
Current
  Federal .............             $  753             $3,841             $2,632
  State ...............                176              1,347                481
                                    ------             ------             ------
                                       929              5,188              3,113
Deferred ..............              5,118                943                 93
                                    ------             ------             ------
                                    $6,047             $6,131             $3,206
                                    ======             ======             ======

The following is a summary of deferred tax assets and liabilities:

                                                           1996                       1997                       1998
                                                   -----------------------     ---------------------     ------------------------
                                                   CURRENT     NON-CURRENT     CURRENT   NON-CURRENT     CURRENT      NON-CURRENT
                                                   -------     -----------     -------   -----------     -------      -----------
Deferred tax liabilities resulting from
  taxable temporary differences...............      $   --      $ (2,390)      $  (321)   $ (4,128)       $  (44)      $(5,120)
Deferred tax assets  resulting from  deductible
temporary differences and tax credit carried
forward.......................................       1,003         1,286         1,412       1,993         1,835         2,192
                                                    ------      --------       -------    --------        ------       -------
                                                    $1,003      $ (1,104)      $ 1,091    $ (2,135)       $1,791       $(2,928)
                                                    ======      ========       =======    ========        ======       =======

The provision for income taxes differs from the expense that would result from applying Federal statutory rates to income before taxes because of the inclusion of a provision for state income taxes. In addition, the provision includes deferred income taxes resulting from adjustments in the amount of temporary differences.

The Company concluded that a deferred tax asset valuation allowance as of June 30, 1996, June 29, 1997 and June 28, 1998, was not necessary.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


NOTE 13 -- REORGANIZATION OF UPRIGHT, INC.

Effective July 3, 1994, UpRight's Board of Directors approved the elimination of UpRight's accumulated deficit through an accounting reorganization of its equity accounts (a quasi-reorganization). The quasi-reorganization, as reflected in the accompanying consolidated financial statements, did not result in the revaluation of any assets or liabilities of UpRight, because the fair values were estimated to approximate book values.

The purpose of the quasi-reorganization was to provide users of UpRight's financial statements with a "fresh start" presentation of UpRight's operations subsequent to the spin off of its former retail operating division into Horizon, a separate wholly-owned subsidiary of the Company (see Note 1).

The reorganization of Horizon into a separate subsidiary and UpRight's quasi-reorganization were all significant aspects of the Company's efforts to strategically refocus its capital resources and operational structure.

NOTE 14 -- CUSTOMER SEGMENTS

Revenue from customer geographical segments were as follows:

                                         1996                  1997                   1998
                                     -------------        --------------        ----------------
U.S., Canada and Latin America       $ 92,813   78%       $ 96,774    69%       $115,161     67%
Europe .......................         19,550   17          35,295    25          48,339     28
Pacific Rim ..................          5,540    5           7,835     6           7,297      5
                                     --------  ---        --------   ---        --------    ---
                                     $117,903  100%       $139,904   100%       $170,797    100%
                                     ========  ===        ========   ===        ========    ===

NOTE 15 -- CONTINGENCIES

The Company and its subsidiaries have various product liability claims and suits pending. The Company's policy is to defend each suit vigorously, regardless of the amount sought in damages. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that all claims, legal actions, complaints and proceedings which have been filed or are pending against the Company and its subsidiaries, as well as possible future claims are adequately covered by reserves or insurance, and are not expected to have a material adverse effect on the Company's consolidated financial position.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 16 -- RELATED PARTY TRANSACTIONS

Included in the financial statements are the following related party balances and transactions.

                                                                              1997        1998
                                                                            --------    --------
       Balances due from related parties.............................       $  8,989    $ 15,362
       Note receivable from officer..................................             --         452
       Interest and other payables due to related party..............          1,468          --
       Revenues from related parties.................................         28,695      34,166
       Cost of revenues from related parties.........................         19,942      24,652
       Purchases from related parties................................          3,577       3,000
       Marketing expense paid to related parties - net...............          1,066       1,212
       Service agreement fees........................................            800       1,598
       Fees associated with debt issue...............................            700          --
       Reimbursement of computer system costs........................             80          --
       Interest expense to related party.............................            699          --

During fiscal 1997, both UpRight and Horizon entered into corporate services agreements (the "Corporate Services Agreements") with Griffin Group International Management LTD ("Griffin"), an affiliate of the Company. Pursuant to the Corporate Services Agreements, Griffin provides consulting services to UpRight and Horizon in various areas, including operations, finance and accounting, asset management, strategic planning and policy, management organization, marketing, technology and communications, and public relations. During fiscal 1997, UpRight and Horizon paid Griffin $800 for services rendered by Griffin pursuant to the Corporate Services Agreements. The Corporate Services Agreements terminated on June 29, 1997. On May 12, 1997 the Company entered into a corporate services agreement with Griffin pursuant to which Griffin will, for a term of one fiscal year commencing June 30, 1997, provide consulting services to the Company, UpRight and Horizon in various areas including operations, finance and accounting, asset management, strategic planning and policy, management organization, marketing, technology, communications, public relations and SEC compliance and reporting. During fiscal year 1998 the Company, UpRight and Horizon paid an aggregate of $1,598 for services rendered by Griffin.

The note receivable due from officer is secured by deed of trust and assignment of rents and real estate owned by the officer. The note receivable carries interest of 7.0%. The principal sum of the note and all accrued and unpaid interest thereon shall be paid in full on, or by May 27, 2001.

NOTE 17 -- CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject the Company to concentration of credit risk are cash equivalents and trade receivables. Cash equivalents consist principally of short-term money market funds. These instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced significant losses on these instruments.

The Company performs on-going credit evaluations of its customer's financial conditions. Security is required on all accounts with credit limits in excess of $50. UCC financing statements are filed, when necessary, for U.S. customers and sixty days (from invoice date) letter of credit are required for export shipments.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


NOTE 18 -- RECENT ACCOUNTING PRONOUNCEMENT

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." In 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The requirements of SFAS Nos. 130, 131 and 132 will become effective for the Company during the year ending June 27, 1999. The requirements of SFAS No. 133 will become effective for the Company during the year ending June 25, 2000. The impact of adopting these statements is not expected to have a material impact on the Company's financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                                 (IN THOUSANDS)


                                          Balance at    Charged to   Charged to               Balance at
                                          Beginning     Costs and     Other                      End
                                          of Period     Expenses     Accounts    Deduction    of Period
                                          ---------     --------     --------    ---------    ---------
Allowances are
  deducted from the
  asset to which
  they apply
Year ended June 28, 1998:
Reserve for Product liability .......       $5,235       $2,807       $   --       $1,702       $6,340
Allowances for
  Uncollectible accounts ............          364          292           --          246          410
  Product obsolescence ..............          334          216           --           --          550
                                            ------       ------       ------     --------     --------
                                            $5,933       $3,315       $   --       $1,948       $7,300
                                            ------       ------       ------     --------     --------
Year ended June 29,
1997:
Reserve for
    Product liability ...............       $4,102       $3,115       $   --       $1,982       $5,235
Allowance for
   Uncollectible
      accounts ......................          287          180           --          103          364
   Product obsolescence .............          957           25           --          648          334
                                            ------       ------       ------     --------     --------
                                            $5,346       $3,320       $   --       $2,733       $5,933
                                            ------       ------       ------     --------     --------
Year ended June 30,
1996:
Reserve for
     Product liability ..............       $2,969       $3,015       $   --       $1,882       $4,102
Allowance for
   Uncollectible accounts ...........          202          330           --          245          287
   Product obsolescence .............          432          525           --           --          957
                                            ------       ------       ------     --------     --------
                                            $3,603       $3,870       $   --       $2,127       $5,346
                                            ======       ======       ======     ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth certain information concerning the directors and executive officers of the Company, UpRight and Horizon:

NAME                  AGE     POSITION
----                  ---     --------
Robert F. Stowe       54      Chairman of the Board of Directors of the Company
James T. Dillon       50      President and Chief Executive Officer of the Company,
                                 UpRight and Horizon
Graham D. Croot       43      Chief Financial Officer of the Company
Noel Corcoran         52      Secretary of the Company
Peter B. Sawdy        66      Director of the Company
David K. Sargent      59      Director of the Company
Barris Evulich        50      Vice President and General Manager of UpRight
Shaun Flanagan        58      Vice President and General Manager of Horizon

     Robert F. Stowe has served as Chairman of the Board of Directors of the Company since 1985. He is the founder of various trusts, the beneficiaries of which are the family, relations and other descendants of Mr. Stowe (the "Stowe Family Trusts"). Since 1974, Mr. Stowe has served as Chairman of various companies which are owned by the Stowe Family Trusts and which are affiliates of the Company. Mr. Stowe is a Fellow of the Institute of Chartered Accountants in Australia.

      James T. Dillon has served as Chief Executive Officer of the Company, UpRight and Horizon since January 1, 1998 and as President of the Company, UpRight and Horizon since June 29, 1998. He served as Vice President and General Manager of UpRight from 1991 to 1998. Mr. Dillon joined UpRight in 1987 as Chief Financial Officer. Prior to joining UpRight, he served as Vice President and Controller of Equatorial Communications, Inc.

     Graham D. Croot has served as Chief Financial Officer of the Company since 1990. He served as the Company's Treasurer from 1981 to 1989. In addition to his responsibilities with the Company, Mr. Croot serves as chief financial officer of various companies owned by the Stowe Family Trusts. Mr. Croot is a member of The Australian Society of Certified Practicing Accountants.

     Noel Corcoran has served as Secretary of the Company since April 1997. In addition to his responsibilities with the Company, since 1994, Mr. Corcoran has served as secretary and in other capacities of various companies owned by the Stowe Family Trusts. From 1990 to 1994, Mr. Corcoran served as the Financial Controller of European Operations of UpRight. Mr. Corcoran is a Fellow of the Association of Chartered Certified Accountants.

     Peter B. Sawdy has served as a Director of the Company since April 1997. Mr. Sawdy is currently the Chairman of Peter Sawdy Associates, a business consultancy. From 1990 to 1993, Mr. Sawdy was Chairman of Costain Group. Mr. Sawdy has served in various director and advisory capacities with the Stowe Family Trusts since 1985.

      David K. Sargent served as President and Chief Executive Officer of the Company, UpRight and Horizon from 1989 to 1998 and he has served as a Director of the Company since 1994. Prior to joining the Company, Mr. Sargent was President of Instant Zip-Up Limited, a distributor of UpRight products in the United Kingdom. Mr. Sargent is currently a director of UpRight (U.K.)
Limited (formerly Instant Zip-Up Limited).

      Barris Evulich has served as Vice President and General Manager of UpRight since January 1, 1998 and as Vice President-Engineering of UpRight from 1990 to December 31, 1997. Mr. Evulich joined UpRight in 1971 as Project Engineer.

      Shaun Flanagan has served as Vice President and General Manager of Horizon since 1994. Mr. Flanagan was the founder and President of Horizon from 1982 until 1989 when Horizon was acquired by UpRight. Mr. Flanagan served as the Vice President and General Manager of the Horizon Division of UpRight from 1989 until 1994 when Horizon became a wholly owned subsidiary of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

      The following table sets forth for the last three fiscal years certain compensation information about the Company's chief executive officer and the other persons who served as executive officers of the Company, UpRight or Horizon during fiscal year 1998 and earned in excess of $100,000 during such year.

                           SUMMARY COMPENSATION TABLE

                                                                     ANNUAL COMPENSATION
                                                                    ---------------------
NAME AND PRINCIPAL POSITION                                 YEAR     SALARY       BONUS
---------------------------                                 ----    --------     --------
James T. Dillon (1) ..................................      1998    $337,500     $194,875
   President and Chief Executive Officer                    1997     250,000      178,352
   of the Company, UpRight and Horizon                      1996     220,320      159,750
David K. Sargent (1) .................................      1998    $200,000     $     --
   President and Chief Executive Officer                    1997     200,000       42,918
   of the Company, UpRight and Horizon                      1996     175,000       50,000
Barris Evulich (2) ...................................      1998    $153,169     $ 78,000
   Vice President and General Manager                       1997     101,973       40,750
   of UpRight                                               1996      92,703       46,270
Shaun Flanagan .......................................      1998    $225,000     $     --
   Vice President and General                               1997     190,126       77,000
   Manager of Horizon                                       1996     175,000       60,000

(1) Mr. Dillon served as Chief Executive Officer of the Company, UpRight and Horizon beginning January 1, 1998 and as President of the Company, UpRight and Horizon beginning June 29, 1998. Mr. Sargent served as Chief Executive Officer of the Company, UpRight and Horizon until December 31, 1997 and as President of the Company, UpRight and Horizon until June 28, 1998.

(2) Mr. Evulich served as Vice President and General Manager of UpRight beginning January 1, 1998.

DIRECTORS

      Directors of the Company are elected annually and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

      Directors of the Company do not receive any fees for services on the Board of Directors. Directors are reimbursed for their expenses for each meeting attended.

EMPLOYEE BENEFIT PLANS

      Employees of UpRight participate in a Taxsaver's Investment Plan (the "UpRight 401(k) Plan"). The UpRight 401(k) Plan was originally adopted effective as of January 1, 1984 as an addition to the Company's Employee Stock Ownership Plan, originally adopted in January 1, 1975. The Company's Employee Stock Ownership Plan was terminated in 1987. UpRight makes fixed contributions to the UpRight 401(k) Plan for each year in an amount equal to 4% of the compensation of all eligible participants, plus up to an additional 2% matching of participants' contributions. The UpRight 401(k) Plan also contains features that allow employees to save money before paying Federal income tax on the amount saved. The UpRight 401(k) Plan covers all employees who have at least one year of service, and is administrated by a Plan Committee, whose members are appointed by UpRight's Board of Directors. The UpRight 401(k) Plan is intended to conform to the provisions of the Employee Retirement Income Security Act of 1974. Contributions to the UpRight 401(k) Plan are fully vested as of December 31 in the year in which such contributions were made.

      Employees of Horizon participate in the Horizon High Reach 401(k) Plan (the "Horizon 401(k) Plan"). Participation in this defined contribution plan is available to all full-time employees who have completed at least one year of service and attained the age of 21. Horizon makes fixed contributions to the Horizon 401(k) Plan for each year in an amount up to 4% of the compensation of all eligible participants. In addition to the fixed annual contribution, Horizon is required to make a matching contribution equal to the participant's elective contribution up to 2% of the participant's compensation for the calendar year. Employee contributions to the Horizon 401(k) Plan are fully vested. Employer contributions are vested in 20% annual increments beginning after the second year of participation in the Horizon 401(k) Plan, with full vesting occurring after the sixth year of participation. Employees are fully vested upon their 65th birthday. Employees of Horizon who had been employed by UpRight or Horizon for one year as of December 31, 1993 are fully vested in the Horizon 401(k) Plan.

INCENTIVE COMPENSATION

      The Company has in effect various arrangements pursuant to which certain officers may receive incentive cash bonuses based upon the achievement of financial performance objectives. The Company's Board of Directors determines the amounts of incentive bonuses, and performance criteria for such bonuses.

DIRECTORS' AND OFFICERS' INSURANCE

      Group International Securities Limited, the parent of UpRight International Limited, has purchased liability insurance for the directors and officers of its subsidiaries, including the Company, UpRight and Horizon, effective October 1, 1997, for an aggregate 24 months' premium of $200,000. Directors and executive officers of the Company will pay no part of this premium. The aggregate insurance coverage under the policy is limited to $15.0 million per policy period, and a $75,000 deductible for each claim, other than claims arising from Securities and Exchange Commission for which the deductible is $150,000, is payable under the policy by Group International Securities Limited in respect of any claim made against a director or officer for which Group International Securities Limited has indemnified such director or officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date hereof, information with respect to the beneficial ownership of shares of the Company's Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of such shares. No executive officers or directors of the Company own any shares of the Company's Common Stock.

                                                                         PERCENTAGE
NAME AND ADDRESS OF STOCKHOLDER(1)   CLASS                    SHARES      OF CLASS
----------------------------------   -----                    ------     ----------
UpRight International Limited (2)    Class A Common Stock     55,000        100%
                                     Class B Common Stock      5,000        100%
                                     Preferred Stock          25,000        100%

(1) The principal business address of UpRight International Limited is Le Forum 2nd Etage, 28 Boulevard Princesse Charlotte, MC-98000,
      Monaco.

(2) All of the capital stock of UpRight International Limited is owned beneficially by the Stowe Family Trusts. Mr. Stowe, who is not a beneficiary thereunder, appoints the trustees of the trusts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On May 12, 1997, the Company entered into a corporate services agreement with Griffin Group International Management Limited ("Griffin"), an affiliate of the Company (the "Company Corporate Services Agreement") pursuant to which Griffin, for a term of one fiscal year commencing June 30, 1997, provides consulting services to the Company, UpRight and Horizon in various areas including operations, finance and accounting, asset management, strategic planning and policy, management organization, marketing, technology, communications, public relations and SEC compliance and reporting, including the services of Messrs. Croot and Corcoran and others. The term of the Company Corporate Services Agreement is automatically extended for additional one-year periods, unless either party gives notice of termination 180 days prior to the end of such fiscal year. During fiscal year 1998, the Company paid $1.6 million to Griffin for such services.

       UpRight International Manufacturing Ltd. ("UpRight Ireland"), an affiliate of the Company located in Ireland, Vectur GmbH ("Instant Deutschland"), an affiliate of the Company located in Germany, and Instant Access Australia Pty. Ltd. ("Instant Australia"), an affiliate of the Company located in Australia, each purchase and distribute products for UpRight in their respective market areas. UpRight Ireland purchases products from UpRight on extended terms to maintain a strategic sales inventory in Europe and provides sales, marketing and warranty support to UpRight in Europe. UpRight management believes that each of the foregoing arrangements are conducted on an arm's-length basis and on terms at least as favorable to UpRight as those generally available from unaffiliated third parties. During fiscal year 1996, the Company's revenue from UpRight Ireland, Instant Deutschland and Instant Australia were $3.6 million, $1.5 million and $1.1 million, respectively. During fiscal year 1997, the Company's revenue from UpRight Ireland, Instant Deutschland and Instant Australia were $6.2 million, $1.7 million and $1.3 million, respectively. During fiscal year 1998, the Company's revenue from UpRight Ireland, Instant Deutschland and Instant Australia were $4.3 million, $3.1 million and $3.0 million, respectively. In addition, UpRight and Horizon purchase and UpRight distributes in the United States certain products manufactured by UpRight Ireland. During fiscal years 1996, 1997 and 1998, the Company's purchases from UpRight Ireland totaled approximately $1.7 million, $3.5 million and $3.0 million, respectively. During fiscal years 1996, 1997 and 1998, UpRight paid UpRight Ireland $740,000, $1,065,902 and $1,212,041, respectively, for participation in UpRight Ireland's cooperative marketing programs.

      During fiscal years 1996, 1997 and 1998, the Company had revenue from UpRight (U.K.) Limited (formerly Instant Zip-Up Limited) of approximately $8.3 million, $20.8 million and $26.7 million, respectively. An affiliate of the Company owns a minority voting interest in UpRight (U.K.) Limited.

      At the end of fiscal year 1996, the Company was indebted to UpRight International Limited for an aggregate principal amount of approximately $13.5 million. In fiscal year 1997 the Company repaid this indebtedness in full, and at the end of fiscal years 1997 and 1998, the Company was not indebted to UpRight International Limited.

     In May 1998, an executive officer of the Company executed two promissory notes payable to the Company in the aggregate amount of $452,000. These notes are secured by a deed of trust and assignment of rents and real estate owned by the officer. The notes bear interest of 7.0% and the principal thereof and all accrued and unpaid interest thereon is due in full on or before May 27, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

      1. FINANCIAL STATEMENTS

         See Index included on page 20

      2. FINANCIAL STATEMENT SCHEDULES

         See Index included on page 20

        Financial Statement schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

      3. EXHIBITS

         The following Exhibits are filed herewith and made a part hereof:

Exhibit
 Number       Description of Document
-------       -----------------------
   *3.1(i)    Certificate of Incorporation of the Registrant, as amended.

   *3.1(ii)   Bylaws of the Registrant, as amended.

   *4.1 Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.

   *4.4       Form of Exchange Global Note.

  *10.3 Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.

  *10.4       Lease, entered into as of November 1995, by and between Townview
              Partners, a Ohio partnership and UpRight, Inc.

  *10.5       Recourse Agreement, dated February 11, 1997, by and between
              Horizon High Reach, Inc., and American Equipment Leasing.

  *10.6 Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.

  *10.7       Lease, dated November 15, 1996, by and between Akzo Nobel
              Coatings, Inc., and Horizon High Reach, Inc.

  *10.8       Lease, dated January 1997, by and between Morris Ragona and Joan
              Ragona, and Horizon High Reach, Inc.

  *10.9       Agreement of Lease, dated January 26, 1995, by and between Richard
              V. Gunner and George Andros, and Horizon High Reach, Inc.

 *10.10(i)    Lease Agreement, executed November 10, 1989, by and between
              Trussel Electric, Inc., and Up-Right, Inc., including Lease
              Extension Agreement dated February 28, 1994, Lease Modification
              Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.

  10.10(ii)   Lease Extension and Modification Agreement dated September 3,
              1998.

 *10.11       Lease Agreement (undated) by and between T.T. Templin and Horizon
              High Reach & Equipment Company.

 *10.12       Agreement of Lease, dated October 15, 1992, by and between Robert
              I. Selsky and Up-Right Aerial Platforms Assignment of Lease, dated
              June 1994, by and between Up-Right, Inc., and Horizon High Reach,
              Inc., and Consent to Assignment dated July 15, 1994.

 *10.13       Lease Agreement, dated April 27, 1990, by and between D.L.
              Phillips Investment Builders, Inc., and Up-Right, Inc. together with Supplemental Agreement to Lease, dated September 30, 1994,
              Assignment of Lease, dated June 18, 1990, by and between D.L.
              Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of
              Lease dated June 1994, by and between Up-Right, Inc., and Horizon
              High Reach, Inc., and Consent to Assignment dated July 15, 1994.

 *10.14       Lease Renewal Agreement, dated October 19, 1992, between Ronald W.
              Werner and UpRight, Inc.

 *10.15 Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon High Reach, Inc.

  10.16       Lease Agreement dated December 31, 1997 by and between William L.
              Morillon and Marie Anne Morillon and Horizon High Reach, Inc.

  10.17 Revolving Loan Agreement, dated May 5, 1998 between UpRight, Inc., and Union Bank of California.

  10.18       Equipment Financing Agreement, dated April 23, 1998 between
              UpRight, Inc. and KeyCorp Leasing Ltd.

 *21.1        Subsidiaries of the Company

  24.1        Power of Attorney (see Page 48)

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.

(b) REPORTS ON FORM 8-K.

      None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       W.R. CARPENTER NORTH AMERICA, INC.

Date: September 28, 1998

  By:       /s/ James T. Dillon         By:           /s/ Graham Croot
       -----------------------------         -----------------------------------
             James T. Dillon                             Graham Croot
              President and                        Chief Financial Officer
        Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Graham D. Croot and James T. Dillon, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to the Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               Signature                                    Title                                    Date
               ---------                                    -----                                    ----
         /s/ James T. Dillon                   President, Chief Executive                     September 28, 1998
-----------------------------------------      Officer (Principal Executive
            James T. Dillon                    Officer)


         /s/ Graham D. Croot                   Chief Financial Officer                        September 28, 1998
-----------------------------------------      (Principal Financial Officer
            Graham D. Croot                    and Principal Accounting Officer)


                                               Director                                       September 28, 1998
-----------------------------------------
            Peter B. Sawdy

          /s/ Robert F. Stowe                  Chairman of the Board of Directors             September 28, 1998
-----------------------------------------
            Robert F. Stowe

         /s/ David K. Sargent                  Director                                       September 28, 1998
-----------------------------------------
           David K. Sargent

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

     No such annual report or proxy material has been sent to security holders.

                                INDEX TO EXHIBITS

Exhibit
 Number       Description of Document
-------       -----------------------
  *3.1(i)     Certificate of Incorporation of the Registrant, as amended.

  *3.1(ii)    Bylaws of the Registrant, as amended.

  *4.1 Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.

  *4.4        Form of Exchange Global Note.

 *10.3 Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.

 *10.4        Lease, entered into as of November 1995, by and between Townview
              Partners, a Ohio partnership and UpRight, Inc.

 *10.5        Recourse Agreement, dated February 11, 1997, by and between
              Horizon High Reach, Inc., and American Equipment Leasing.

 *10.6 Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.

 *10.7        Lease, dated November 15, 1996, by and between Akzo Nobel
              Coatings, Inc., and Horizon High Reach, Inc.

 *10.8        Lease, dated January 1997, by and between Morris Ragona and Joan
              Ragona, and Horizon High Reach, Inc.

 *10.9        Agreement of Lease, dated January 26, 1995, by and between Richard
              V. Gunner and George Andros, and Horizon High Reach, Inc.

 *10.10(i)    Lease Agreement, executed November 10, 1989, by and between
              Trussel Electric, Inc., and Up-Right, Inc., including Lease
              Extension Agreement dated February 28, 1994, Lease Modification
              Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.

  10.10(ii)   Lease Extension and Modification Agreement dated September 3,
              1998.

 *10.11       Lease Agreement (undated) by and between T.T. Templin and Horizon
              High Reach & Equipment Company.

 *10.12       Agreement of Lease, dated October 15, 1992, by and between Robert
              I. Selsky and Up-Right Aerial Platforms Assignment of Lease, dated
              June 1994, by and between Up-Right, Inc., and Horizon High Reach,
              Inc., and Consent to Assignment dated July 15, 1994.

 *10.13       Lease Agreement, dated April 27, 1990, by and between D.L.
              Phillips Investment Builders, Inc., and Up-Right, Inc. together with Supplemental Agreement to Lease, dated September 30, 1994,
              Assignment of Lease, dated June 18, 1990, by and between D.L.
              Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of
              Lease dated June 1994, by and between Up-Right, Inc., and Horizon
              High Reach, Inc., and Consent to Assignment dated July 15, 1994.

 *10.14       Lease Renewal Agreement, dated October 19, 1992, between Ronald W.
              Werner and UpRight, Inc.

 *10.15 Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon High Reach, Inc.

  10.16       Lease Agreement dated December 31, 1997 by and between William L.
              Morillon and Marie Anne Morillon and Horizon High Reach, Inc.

  10.17 Revolving Loan Agreement, dated May 5, 1998 between UpRight, Inc., and Union Bank of California.

  10.18       Equipment Financing Agreement, dated April 23, 1998 between
              UpRight, Inc. and KeyCorp Leasing Ltd.

 *21.1        Subsidiaries of the Company

  24.1        Power of Attorney (see Page 48)

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.