Form 10-Q
period 1998-09-27
CARPENTER W R NORTH AMERICA INC
filed 1998-11-12
CIK 1041645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  September 27, 1998.

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

                                 801 S. Pine St.
                            Madera, California 93637
              (Address of principal executive offices and zip code)

                                 (209) 662-3900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At November 10, 1998, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       Jun 28       Sept 28       Sept 27
                                                                         1998          1997          1998
                                                                    (audited)   (unaudited)   (unaudited)
                                                                    ---------   -----------   -----------
ASSETS
  Current Assets
    Cash and cash equivalents                                        $ 63,669      $ 77,472      $ 53,285
    Accounts receivable (net of allowance for doubtful                 28,625        24,601        34,525
      accounts of $410, $410, and $502, respectively)
    Inventories                                                        27,407        21,007        32,057
    Prepaid expenses and other                                          2,995         1,660         2,446
    Deferred income taxes                                               1,791         1,091         1,790
                                                                     --------      --------      --------
     Total current assets                                             124,487       125,831       124,103
  Property, plant and equipment, net                                   62,765        49,187        72,786
  Other assets                                                          9,407         5,151         9,216
                                                                     --------      --------      --------
     Total assets                                                    $196,659      $180,169      $206,105
                                                                     ========      ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY
  Current Liabilities
    Accounts payable                                                 $ 18,028      $ 16,811      $ 18,025
    Other accrued expenses                                             11,778        11,584        15,438
    Current portion of long-term debt                                   6,191         4,134        10,304
                                                                     --------      --------      --------
       Total current liabilities                                       35,997        32,529        43,767
  Senior Subordinated Notes Payable                                   104,571       104,523       104,583
  Long-term debt, net of current portion                               13,365         7,974        12,871
  Other long-term liabilities                                           5,108         4,262         5,238
  Deferred income taxes                                                 2,928         3,198         3,111
                                                                     --------      --------      --------
      Total liabilities                                              $161,969      $152,486      $169,570
                                                                     --------      --------      --------
  Commitments and contingencies
  Stockholder's equity
      Common stock                                                         60            60            60
      Preferred stock                                                      25            25            25
      Additional paid-in capital                                        8,767         8,767         8,767
      Cumulative currency translation adjustment (CTA)                  2,084         2,084         2,084
      Retained earnings (on July 3, 1994 a deficit of $31,395
         was eliminated due to a subsidiary's quasi-reorganization)    23,754        16,747        25,599
                                                                     --------      --------      --------
                                                                       34,690        27,683        36,535
                                                                     --------      --------      --------
        Total liabilities and stockholder's equity                   $196,659      $180,169      $206,105
                                                                     ========      ========      ========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per-share data)
                                   (unaudited)


                                                 Three Months Ended
                                              -----------------------
                                               Sept 28        Sept 27
                                                  1997           1998
                                              --------       --------
Revenues
   Equipment sales
      New                                     $ 29,188       $ 40,567
      Used                                         521          1,411
      Rentals, Parts and Service                 7,325          9,779
                                              --------       --------
          Total revenues                        37,034         51,757
                                              --------       --------
Cost of Revenues
   Equipment sales
      New                                       21,031         29,692
      Used                                         251            881
      Rentals, Parts and Service                 4,371          5,978
                                              --------       --------
           Total cost of revenues               25,653         36,551
                                              --------       --------
Gross profit
   Equipment sales
      New                                        8,157         10,875
      Used                                         270            530
      Rentals, Parts and Service                 2,954          3,801
                                              --------       --------
            Total gross profit                  11,381         15,206
                                              --------       --------
Operating expenses
   Selling, general and administrative           5,661          7,234
   Product liability                               939            450
   Research and development                      1,385          1,934
                                              --------       --------
            Total operating expenses             7,985          9,618
                                              --------       --------
Income from operations                           3,396          5,588
Other income (expense)
   Interest expense, net                        (2,126)        (2,693)
   Other (expense) income                         (185)             8
                                              --------       --------
Income before income taxes                       1,085          2,903
Provision for income taxes                        (432)        (1,058)
                                              --------       --------
Net income                                    $    653       $  1,845
                                              ========       ========
Net income per common share                   $  10.88       $  30.75
                                              ========       ========
Weighted average number of common shares
used to compute net income per share            60,000         60,000
                                              ========       ========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                       Three Months Ended
                                                                    -----------------------
                                                                     Sept 28        Sept 27
                                                                        1997           1998
                                                                    --------       --------
 Cash flows from operating activities
   Net income                                                        $    653       $  1,845
                                                                     --------       --------
   Adjustments to reconcile net income to net cash provided
        (used) by operating activities
      Depreciation and amortization                                     1,779          2,725
      Gain on disposition of property, plant and equipment               (272)          (530)
      Changes in operating assets and liabilities
         Accounts receivable                                           (1,010)        (5,900)
         Inventories                                                   (4,174)        (4,650)
         Prepaid expenses and other assets                                113            549
         Deferred income taxes, net                                     1,063            261
         Accounts payable                                               5,224             (3)
         Accrued expenses                                               2,211          3,583
         Other, net                                                       319            348
                                                                     --------       --------
              Total adjustments                                         5,253         (3,617)
                                                                     --------       --------
              Net cash  provided/(used) by operating activities         5,906         (1,772)
                                                                     --------       --------
Cash flows from investing activities
   Additions to property, plant and equipment                          (8,673)       (13,382)
   Proceeds from disposition of assets                                    473          1,301
                                                                     --------       --------
         Net cash used by investing activities                         (8,200)       (12,081)
Cash flows from financing activities
   Proceeds from long-term debt                                         9,012              4
   Repayment of long-term debt                                         (6,591)          (612)
   Borrowing from revolving line of credit                               --            5,543
   Repayments on revolving line of credit                                --           (1,466)
                                                                     --------       --------
         Net cash provided by financing activities                      2,421          3,469
                                                                     --------       --------
Net increase/ (decrease) in cash and cash equivalents                     127        (10,384)
Cash and cash equivalents at beginning of period                       77,345         63,669
                                                                     --------       --------
Cash and cash equivalents at end of period                           $ 77,472       $ 53,285
                                                                     ========       ========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                        Notes to the Financial Statements
                                   (Unaudited)


1. Basis of Presentation

The accompanying unaudited financial statements for the three months ended September 27, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

                                                            Three Months Ended
                                                            ------------------
                                              September 27, 1998         September 28, 1997
                                              ------------------         ------------------
                                                           (Dollars in Thousands)
                                                                (Unaudited)
         Revenue                               $51,757    100.0%          $37,034    100.0%
         Cost of revenue                        36,551     70.6            25,653     69.3
         Gross profit                           15,206     29.4            11,381     30.7
         Operating expenses                      9,618     18.6             7,985     21.6
         Operating income                        5,588     10.8             3,396      9.2
         Interest expense, net                   2,693      5.2             2,126      5.7
         Other (expenses)/income                     8      0.0             (185)      0.5
         Provision for income taxes              1,058      2.0               432      1.2
         Net income                              1,845      3.6               653      1.8
         EBITDA                                  8,313     16.1             5,175     14.0
         Depreciation and amortization           2,725      5.3             1,779      4.8


Segment Operations

The Company, through its wholly-owned subsidiaries, UpRight, Inc. ("UpRight") and Horizon High Reach, Inc. ("Horizon"), manufactures, sells, rents and services aerial work platform equipment to a diverse customer base.

UpRight is a leading manufacturer of aerial work platforms. Horizon is a leading industrial equipment rental, sales and service company specializing in aerial work platforms and is a significant customer of UpRight. Sales to Horizon accounted for approximately 17.0% and 20.8% of UpRight's revenue for the three months ended September 27, 1998 and September 28, 1997, respectively.

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

                      Consolidating Statement of Operations
                               Three Months Ended
                               September 27, 1998
                             (Dollars in Thousands)
                                   (Unaudited)

                                        Carpenter         Horizon        UpRight    Eliminations    Consolidated
                                        ---------        --------       --------    ------------    ------------
Revenues
New equipment sales                                      $  6,030       $ 41,591        $ (7,054)       $ 40,567
Used equipment sales                                        1,411                                          1,411
Rentals, Parts and Service                                  9,779                                          9,779
                                         --------        --------       --------        --------        --------
   Total revenues                                          17,220         41,591          (7,054)         51,757
                                         --------        --------       --------        --------        --------
Cost of Revenues
New equipment sales                                         4,910         30,866          (6,084)         29,692
Used equipment sales                                          881                                            881
Rentals, Parts and Service                                  5,978                                          5,978
                                         --------        --------       --------        --------        --------
   Total cost of revenues                                  11,769         30,866          (6,084)         36,551
                                         --------        --------       --------        --------        --------
Gross Profit
New equipment sales                                         1,120         10,725            (970)         10,875
Used equipment sales                                          530                                            530
Rentals, Parts and Service                                  3,801                                          3,801
                                         --------        --------       --------        --------        --------
   Total gross profit                                       5,451         10,725            (970)         15,206
                                         --------        --------       --------        --------        --------
   % of revenue                                              31.7%          25.8%                           29.4%
Income from Operations
Selling, general and administrative      $  1,296           3,129          2,809                           7,234
Product liability                                                            450                             450
Research and development                                                   1,934                           1,934
                                         --------        --------       --------        --------        --------
Total operating expenses                    1,296           3,129          5,193                           9,618
                                         ========        ========       ========        ========        ========
   Income from operations                  (1,296)          2,322          5,532            (970)          5,588
   % of revenue                                              13.5%          13.3%           13.8%           10.8%

                      Consolidating Statement of Operations
                               Three Months Ended
                               September 28, 1997
                             (Dollars in Thousands)
                                   (Unaudited)

                                        Carpenter         Horizon        UpRight    Eliminations    Consolidated
                                        ---------        --------       --------    ------------    ------------
Revenues
New equipment sales                                      $  4,341       $ 31,355        $ (6,508)       $ 29,188
Used equipment sales                                          521                                            521
Rentals, Parts and Service                                  7,325                                          7,325
                                         --------        --------       --------        --------        --------
   Total revenues                                          12,187         31,355          (6,508)         37,034
                                         --------        --------       --------        --------        --------
Cost of Revenues
New equipment sales                                         3,432         22,675          (5,076)         21,031
Used equipment sales                                          251                                            251
Rentals, Parts and Service                                  4,371                                          4,371
                                         --------        --------       --------        --------        --------
   Total cost of revenues                                   8,054         22,675          (5,076)         25,653
                                         --------        --------       --------        --------        --------
Gross Profit
New equipment sales                                           909          8,680          (1,432)          8,157
Used equipment sales                                          270                                            270
Rentals, Parts and Service                                  2,954                                          2,954
                                         --------        --------       --------        --------        --------
   Total gross profit                                       4,133          8,680          (1,432)         11,381
                                         --------        --------       --------        --------        --------
   % of revenue                                              33.9%          27.7%                           30.7%
Income from Operations
Selling, general and administrative      $    603           2,360          2,698                           5,661
Product liability                                                            939                             939
Research and development                                                   1,385                           1,385
                                         --------        --------       --------        --------        --------
Total operating expenses                      603           2,360          5,022                           7,985
                                         ========        ========       ========        ========        ========

   Income from operations                    (603)          1,773          3,658          (1,432)          3,396
   % of revenue                                              14.5%          11.7%           22.0%            9.2%

Three Months Ended September 27, 1998 Compared to Three Months Ended September 28, 1997

Revenue increased by 40.0% or $14.8 million to $51.8 million in the three months ended September 27, 1998, compared to revenue of $37.0 million in the three months ended September 28, 1997. UpRight's revenue increased $10.2 million in the three months ended September 27, 1998 compared to the three months ended September 28, 1997 primarily as a result of increased sales of boom lifts and large scissor lifts. Horizon's revenue increased $5.0 million in the three months ended September 27, 1998 compared to three months ended September 28, 1997 primarily as a result of the inclusion of results from businesses acquired subsequent to the first quarter of fiscal 1998 and rental fleet additions.

Gross profit for the three months ended September 27, 1998 was $15.2 million, an increase of 33.3% or $3.8 million over gross profit of $11.4 million for the three months ended September 28, 1997. However, gross margin decreased to 29.4% in the three months ended September 27, 1998 compared to 30.7% in the three months ended September 28, 1997 due to startup costs related to new product introductions and increased pricing pressures.

Operating expenses, consisting of selling, general and administrative expenses (SG&A), product liability and research and development expenses were $9.6 million in the three months ended September 27, 1998 compared to $8.0 million for the same period last year. The increase in selling, general and administrative expenses of $1.6 million is primarily due to higher selling and marketing expense associated with increased sales activity. Product liability expenses for the three months ended September 27, 1998 was $0.5 million compared to $0.9 million for the three months ended September 28, 1997 due to a reduction in claims. Research and development expenses increased by $0.5 million to $1.9 million for the three months ended September 27, 1998 compared to the same period last year principally as a result of the development of UpRight's boom lift product line. However, total operating expense as a percentage of revenue for the three months ended September 27, 1998 was 18.6% compared to 21.6% for the three months ended September 28, 1997.

Interest expense, net of interest income, increased to $2.7 million for the three months ended September 27, 1998 from $2.1 million for the three months ended September 28,1997 due to higher borrowing by UpRight and lower cash balances.

Income tax for the three months ended September 27, 1998 was $1.1 million compared to $0.4 million for the three months ended September 28,1997. The Company's effective tax rate was 36.5% for the three months ended September 27, 1998 compared to 39.8% for the three months ended September 28,1997.

Net income for the three months ended September 27, 1998 was $1.8 million, representing an increase of $1.1 million from net income of $0.7 million for the three months ended September 28,1997, as a result of the factors described above.

Capital Resources and Liquidity

The Company's cash flow requirements are for working capital, capital expenditures and debt service.

The Company's working capital was $80.3 million and $88.4 million at September 27, 1998 and June 28, 1998, respectively. The reduction of working capital is primarily due to a reduction in cash of $10.4 million.

The Company's outstanding debt was $127.8 million and $124.1 million at September 27, 1998 and June 28, 1998, respectively. Increased borrowings were due to UpRight's financing its capital expenditure of $3.5 million during the three months ended September 27, 1998. Cash and cash equivalents were $53.3 million and $63.7 million at September 27, 1998 and June 28, 1998, respectively.

Net cash provided/(used) by operating activities was $(1.8) million in the three months ended September 27, 1998 and $5.9 million in the three months ended September 28, 1997. The decrease in net cash provided/(used) by operating activities of $7.7 million is primarily related to an increase in trade receivables as a result of higher revenue.

Cash used in the three months ended September 27, 1998 for the purchase of property, plant and equipment totaled $13.4 million. This capital expenditure was incurred to construct UpRight's new manufacturing facility in Madera, California, buy new equipment for its Selma, California facility and upgrade and expand Horizon's rental fleet.

Net cash provided by financing activities was $3.5 million and $2.4 million in the three months ended September 27, 1998 and September 28, 1997, respectively. The change in net cash provided by financing activities is primarily due to an increase in a revolving bank line of credit. The Company paid no dividends in either period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 14, 1998, in connection with a sales contract with a customer in Germany, UpRight entered into a forward foreign exchange contract for the purpose of managing its exposure to fluctuations in the value of the German Deutsche Mark. At September 30, 1998, the fair value of this contract was approximately $6.4 million. The maturity of this instrument is less than 12 months. The Company has not entered into this forward foreign exchange contract for speculative or trading purposes. The Company's accounting policies for this contract are based on the Company's designation of such contract as a hedging transaction. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. Since the Company has entered into this forward contract only as a hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number     Description of Document
-------    -----------------------

   *3.1  (i)   Certificate of Incorporation of the Company, as amended.

   *3.1  (ii)  Bylaws of the Company, as amended.

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

  *10.6 Management Services Agreement, dated May 12, 1997, by and between the Company and Griffin Group International Management Ltd.

  *10.7 Lease, dated November 15, 1996, by and between Akzo Nobel Coatings, Inc., and Horizon.

  *10.8 Lease, dated January, 1997, by and between Morris Ragona and Joan Ragona, and Horizon.

  *10.9 Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and Horizon.

  *10.10 (i)   Lease Agreement,  executed November 10, 1989, by and between
               Trussel Electric, Inc., and Up-Right, including Lease Extension
               Agreement dated February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May
               7, 1992.

 **10.10 (ii)  Lease Extension and Modification Agreement dated September 3,
               1998.

   10.10 (iii) Lease Extension and Modification Agreement dated October 28,
               1997.

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

  *10.15 Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon.

 **10.16       Lease  Agreement dated December 31, 1997 by and between William
               L. Morillon and Marie Anne Morillon and Horizon High Reach, Inc.

 **10.17 Revolving Loan Agreement, dated May 5, 1998, between UpRight, Inc., and Union Bank of California.

 **10.18 Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc. and KeyCorp Leasing LTD.

   27.1        Financial Data Schedule.

--------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.

** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       W.R. CARPENTER NORTH AMERICA, INC.

Date:    November 10, 1998

                                       By:  /s/ Graham D. Croot
                                           --------------------------------
                                           Graham D. Croot
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Duly Authorized Signatory)

                                INDEX TO EXHIBITS

Exhibit
Number     Description of Document
-------    -----------------------

    *3.1  (i)   Certificate of Incorporation of the Company, as amended.

    *3.1  (ii)  Bylaws of the Company, as amended.

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

   *10.6        Management  Services  Agreement,  dated May 12, 1997,  by and between the Company and Griffin Group
                International Management Ltd.

   *10.7        Lease, dated November 15, 1996, by and between Akzo Nobel Coatings, Inc., and Horizon.

   *10.8        Lease, dated January, 1997, by and between Morris Ragona and Joan Ragona, and Horizon.

   *10.9        Agreement of Lease,  dated  January 26, 1995, by and between  Richard V. Gunner and George  Andros, and Horizon.

  *10.10  (i)   Lease Agreement,  executed November 10, 1989, by and between Trussel Electric,  Inc., and Up-Right, including Lease Extension  Agreement dated February 28, 1994,  Lease  Modification  Agreement dated
                January 26, 1994, and Notice of Option to Renew dated May 7, 1992.

 **10.10  (ii)  Lease Extension and Modification Agreement dated September 3, 1998.

   10.10  (iii) Lease Extension and Modification Agreement dated October 28, 1997.

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

  *10.15        Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon.

 **10.16        Lease  Agreement dated December 31, 1997 by and between William L. Morillon and Marie Anne Morillon and Horizon High Reach, Inc.

 **10.17        Revolving Loan Agreement, dated May 5, 1998, between UpRight, Inc., and Union Bank of California.

 **10.18        Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc. and KeyCorp Leasing LTD.

    27.1        Financial Data Schedule.

__________________

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.

** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.