Form 10-K/A
period 1998-06-28
CARPENTER W R NORTH AMERICA INC
filed 1999-02-09
CIK 1041645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)


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


                               801 S. Pine Street
                            Madera, California 93637

              (Address of principal executive offices and zip code)


                                 (559) 662-3900

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates -- Not applicable.

At September 28, 1998, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable.

                                     PART I

Item 1.   Business ........................................................  1
Item 2.   Properties ......................................................  7
Item 3.   Legal Proceedings ...............................................  8
Item 4.   Submission of Matters to a Vote of Security Holders .............  9

                                     PART II

Item 5.   Market for Company's Common Equity and Related Stockholder
          Matters ......................................................... 10
Item 6.   Selected Financial Data ......................................... 11
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation ............................................ 13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ...... 19
Item 8.   Financial Statements and Supplementary Data ..................... 20
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ............................................ 40

                                    PART III

Item 10.  Directors and Executive Officers of the Company ................. 41
Item 11.  Executive Compensation .......................................... 42
Item 12.  Security Ownership of Certain Beneficial Owners and Management... 44
Item 13.  Certain Relationships and Related Transactions .................. 45

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K ........................................................ 46

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



                                                                             FISCAL YEAR ENDED
                                             JULY 3,          JULY 2,         JUNE 30,        JUNE 29,        JUNE 28,
                                             1994(1)           1995             1996            1997            1998
                                            --------         --------         --------        --------        --------
                                                                           (DOLLARS IN THOUSANDS)
OPERATING STATEMENT DATA:
Revenue(2).............................     $ 70,387         $ 85,157         $117,903        $139,904        $170,797
Cost of revenue .......................       47,365           58,217           78,638          94,315         117,844
                                            --------         --------         --------        --------        --------
Gross profit ..........................       23,022           26,940           39,265          45,589          52,953
Research and development expenses .....        1,732            1,817            2,865           4,281           5,952
Product liability costs ...............        1,827            2,094            3,015           3,115           2,807
Selling, general, and administrative
  expenses ............................       15,051           13,982           15,124          18,117          23,902
                                            --------         --------         --------        --------        --------
Income from operations ................        4,412            9,047           18,261          20,076          20,292
Interest expense, net .................        3,214            2,566            2,907           3,983           9,421
Other Expense/Income, net (3) .........        4,252              186              539              --               6
                                            --------         --------         --------        --------        --------
Income (loss) before provision for
  income taxes ........................       (3,054)           6,295           14,815          16,093          10,865
Provision (benefit) for income taxes...       (1,221)           2,608            6,047           6,131           3,206
Cumulative effect on prior years of
  accounting change ...................        6,663               --               --              --              --
                                            --------         --------         --------        --------        --------
Net income ............................     $  4,830         $  3,687         $  8,768        $  9,962        $  7,659
                                            ========         ========         ========        ========        ========

BALANCE SHEET DATA:
Cash and cash equivalents .............        1,297            4,314           11,164          77,345          63,669
Working Capital (deficit) .............       (1,633)          (4,271)           7,877          98,835          88,490
Total assets ..........................       56,027           55,082           75,985         167,825         196,659
Total debt ............................       26,415           30,456           36,999         113,884         124,127
Stockholder's equity ..................        4,611            8,298           17,069          27,031          34,690

OTHER DATA:
EBITDA (4) ............................     $  8,240         $ 12,626         $ 22,695        $ 25,880        $ 28,345

(1) Results include operations and capital expenditures of Bacon-Universal Company, Inc. ("Bacon"), a wholly-owned subsidiary of the Company sold in fiscal year 1994. Results of operations and capital expenditures of the Company excluding the operating results and capital expenditures of Bacon are as follows:

                                                                   FISCAL YEAR ENDED
                                                                         JULY 3,
                                                                          1994
                                                                 ----------------------
                                                                 (DOLLARS IN THOUSANDS)
Revenue ..............................................                  $57,429
Gross profit .........................................                   19,293
Income from operations ...............................                    4,518
EBITDA ...............................................                    7,478
Capital expenditures .................................                    7,031
Gross margin .........................................                     33.6%
EBITDA margin ........................................                     13.0


(2) The following details UpRight's and Horizon's revenue, and the elimination of inter-company sales for fiscal years 1994, 1995, 1996, 1997 and 1998:



                                                       FISCAL YEAR ENDED
                                                       -----------------
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

      The following table sets forth for the periods indicated certain historical revenue and percentages from customer geographical segments:

                                                                    FISCAL YEAR ENDED
                                                                    -----------------
                                           JUNE 30,                      JUNE 29,                     JUNE 28,
                                            1996                           1997                         1998
                                           -------                       -------                        ------
                                                                  (DOLLARS IN MILLIONS)
United States, Canada, Latin
  America ..................        $ 92.8           78.7%        $ 96.8           69.2%        $115.2           67.4%
Europe .....................          19.6           16.6%          35.3           25.2%          48.3           28.3%
Pacific Rim ................           5.5            4.7%           7.8            5.6%           7.3            4.3%
                                    ------         ------         ------         ------         ------         ------
                                    $117.9          100.0%        $139.9          100.0%        $170.8          100.0%
                                    ======         ======         ======         ======         ======         ======

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain historical income statement data derived from the Company's consolidated statements of operations expressed in dollars and as a percentage of net revenue.


                                                            FISCAL YEAR ENDED
                                                            -----------------
                                      JUNE 30,                      JUNE 29,                      JUNE 28,
                                        1996                          1997                          1998
                                      --------                      --------                      --------
                                                          (DOLLARS IN THOUSANDS)
Revenue ...............        $117,903        100.0%        $139,904        100.0%        $170,797        100.0%
Cost of revenue .......          78,638         66.7%          94,315         67.4%         117,844         69.0%
                               --------        -----         --------        -----         --------        -----
Gross profit ..........          39,265         33.3%          45,589         32.6%          52,953         31.0%
Operating expenses ....          21,004         17.8%          25,513         18.2%          32,661         19.1%
                               --------        -----         --------        -----         --------        -----
Income from operations           18,261         15.5%          20,076         14.4%          20,292         11.9%
Interest expense, net .           2,907          2.5%           3,983          2.8%           9,421          5.5%
Other (income)
  expense .............             539          0.5%              --           --                6           --
Provision (benefit) for
  income taxes ........           6,047          5.1%           6,131          4.4%           3,206          2.4%
                               --------        -----         --------        -----         --------        -----
Net income ............        $  8,768          7.4%        $  9,962          7.1%        $  7,659          4.5%
                               ========        =====         ========        =====         ========        =====
EBITDA ................        $ 22,695         19.2%        $ 25,880         18.5%        $ 28,345         16.6%
Depreciation &
  amortization...........         4,434                         5,804                         8,053

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

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                          12 MONTHS ENDED JUNE 28, 1998

                                           COMPANY       HORIZON    UPRIGHT   ELIMINATION  CONSOLIDATED
                                           ------------------------------------------------------------
Revenues
     Equipment Sales
          New                                            $21,926    $137,975   $(21,903)    $137,998
          Used                                             4,207                               4,207
     Rental and Services                                  28,592                              28,592
                                           -------        ------     -------    -------      -------
          Total Revenues                        --        54,725     137,975    (21,903)     170,797
Gross Profit
     Equipment Sales
          New                                              4,900      39,022     (3,545)      40,377
          Used                                             1,807                               1,807
     Rental and  Services                                 10,769                              10,769
                                           -------        ------     -------    -------      -------
           Total Gross Profit                   --        17,476      39,022     (3,545)      52,953
           %  of  Sales                                    31.9%       28.3%                   31.0%
Operating expenses
     Selling, general and administrative     $2,321       11,026      10,555                  23,902
     Product Liability                                                 2,807                   2,807
     Research and development                                          5,952                   5,952
                                           -------        ------     -------    -------      -------
           Total Operating Expenses           2,321       11,026      19,314         --       32,661
Income from Operations                      $(2,321)      $6,450     $19,708    $(3,545)     $20,292
           % of Sales                                      11.8%       14.3%                   11.9%

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                          12 MONTHS ENDED JUNE 29, 1997

                                            COMPANY      HORIZON    UPRIGHT   ELIMINATION  CONSOLIDATED
                                            -----------------------------------------------------------
Revenues
     Equipment Sales
          New                                            $18,279    $110,470   $(14,882)    $113,867
          Used                                             2,589                               2,589
     Rental and Services                                  23,448                              23,448
                                            -------       ------     -------      -----      -------
          Total Revenues                         --       44,316     110,470    (14,882)     139,904
Gross Profit
     Equipment Sales
          New                                              4,141      31,419       (405)      35,155
          Used                                             1,332                               1,332
     Rental and  Services                                  9,102                               9,102
                                            -------       ------     -------      -----      -------
           Total Gross Profit                    --       14,575      31,419       (405)      45,589
           %  of Sales                                     32.9%       28.4%                   32.6%
Operating expenses
     Selling, general and administrative     $1,070        8,866       8,181                  18,117
     Product Liability                                                 3,115                   3,115
     Research and development                                          4,281                   4,281
                                            -------       ------     -------      -----      -------
           Total Operating Expenses           1,070        8,866      15,577         --       25,513
Income from Operations                      $(1,070)      $5,709     $15,842      $(405)     $20,076
           % of Sales                                      12.9%       14.3%                   14.8%


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


YEAR 2000

         The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits (i.e. "98") rather than four (i.e. "1998") to define the applicable year. These programs treat years as occurring between 1900 and the end of 1999 and do not self-convert to reflect the upcoming change in the century. In addition, February, 2000 is a leap year at the end of a century, an event that occurs only once every 400 years. If not corrected, computer applications could fail or create erroneous results in date sensitive applications.

         Each of the Company, UpRight and Horizon has undertaken a program to understand the nature and extent of the work required to make its respective systems Y2K compliant. These programs encompass information systems, facilities systems, vehicles, UpRight and Horizon's products and the readiness of UpRight and Horizon's suppliers and customers. These programs include the following phases: identification and assessment, compliance plan development, remediation and testing, and contingency planning.

         The objective of each of the Company, UpRight and Horizon is to become Y2K compliant no later than June 28, 1999. Each of the Company, UpRight and Horizon has already updated its information systems to be Y2K compliant. The Company (including UpRight and Horizon) does not believe there to be any Y2K issue with the products it sells, rents or services. Each of the Company, UpRight and Horizon will be requesting written assurances from its respective suppliers to confirm this.

         The total cost of the Y2K project to date has not been material. Based on its program to date, the Company does not expect that future costs of modifications will have a material adverse effect on the Company's financial position or results of operations. Because the Company expects that its internal systems will become Y2K compliant in a timely manner, the Company believes that the most reasonably likely worst case Y2K scenario would result from suppliers or other third parties failing to achieve Y2K compliance. Depending upon the number of third parties, their identity and the nature of the non-compliance, the Y2K issue could have a material adverse effect on the Company's financial position or results of operations. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the compliance and readiness of third parties. The Company will have a contingency plan in place should any problems occur in critical areas.

EURO CONVERSION

         On January 1, 1999 certain countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and one common currency, the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing currencies will be withdrawn from circulation. The Company is currently evaluating the systems and business issues raised by the euro conversion. These issues include the need to adapt computer and business systems and equipment and the competitive impact of cross-border transparency. The Company completed its preliminary estimate of the potential impact likely to be caused by the euro conversion. Based on the preliminary estimate, the Company has no reason to believe the euro conversion will have a material impact on the Company's financial condition or results of operation.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               NUMBER
Independent Auditors' Report..............................................      21
Consolidated Balance Sheets -- June 29, 1997 and June 28, 1998............      22
Consolidated Statements of Operations -- Years Ended June 30, 1996,
June 29, 1997 and June 28, 1998...........................................      23
Consolidated Statements of Stockholder's Equity -- Years Ended
  June 30, 1996, June 29, 1997 and June 28, 1998..........................      24
Consolidated Statements of Cash Flows -- Years Ended June 30, 1996,
  June 29, 1997 and June 28, 1998.........................................      25
Notes to Consolidated Financial Statements................................      26
Consolidated Financial Statements Schedule:
    Schedule II-Valuation and Qualifying Accounts.........................      39



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


PANNELL KERR FORSTER
Certified Public Accountants
A Professional Corporation

Los Angeles, California
September 17, 1998

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS EXCEPT PAR VALUE)

                                                                                     JUNE 29,        JUNE 28,
                                                                                       1997            1998
                                                                                     --------        --------
                                                     ASSETS
Current assets
  Cash and cash equivalents..................................................        $ 77,345        $ 63,669
  Accounts receivable (net of allowance for doubtful accounts
      of $364 and $410, respectively) .......................................          23,591          28,625
  Inventories ...............................................................          16,833          27,407
  Prepaid expenses and other ................................................           1,773           2,995
  Deferred income taxes .....................................................           1,091           1,791
                                                                                     --------        --------
     Total current assets ...................................................         120,633         124,487
                                                                                     --------        --------
Property, plant and equipment, net ..........................................          42,143          62,765
  Other assets ..............................................................           5,049           9,407
                                                                                     --------        --------
          Total assets ......................................................        $167,825        $196,659
                                                                                     ========        ========
                                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable ..........................................................        $ 11,585        $ 18,028
  Accrued wages and employee benefits .......................................           2,224           3,911
  Accrued interest ..........................................................             953             674
  Other accrued expenses ....................................................           6,196           7,193
  Current portion of long-term debt .........................................             840           6,191
                                                                                     --------        --------
     Total current liabilities ..............................................          21,798          35,997
Senior Subordinated Notes Payable ...........................................         104,523         104,571
Long-term debt, net of current portion ......................................           8,521          13,365
Other long-term liabilities .................................................           3,817           5,108
Deferred income taxes .......................................................           2,135           2,928
                                                                                     --------        --------
     Total liabilities ......................................................         140,794         161,969
                                                                                     --------        --------
Commitments and contingencies
Stockholder's equity
Common stock, Class A - $1 par value; 70 shares authorized, 55 issued and
  outstanding ...............................................................              55              55
Common stock, Class B - $1 par value; 35 shares authorized, 5 shares
   issued and outstanding ...................................................               5               5
Preferred stock - $1 par value; 25 shares authorized, issued and outstanding               25              25
  Additional paid-in capital ................................................           8,767           8,767
  Cumulative currency translation adjustment (CTA) ..........................           2,084           2,084
  Retained earnings (On July 3, 1994 a deficit of  $31,395 was eliminated
      due to a subsidiary's quasi-reorganization) ...........................          16,095          23,754
                                                                                     --------        --------
                                                                                       27,031          34,690
                                                                                     --------        --------
          Total liabilities and stockholder's equity ........................        $167,825        $196,659
                                                                                     ========        ========



              See notes to the consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)


                                                                YEARS ENDED
                                                ---------------------------------------------
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

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
           YEARS ENDED JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                                 (IN THOUSANDS)


                                                                                                   RETAINED
                              COMMON STOCK         PREFERRED STOCK     ADDITIONAL                  EARNINGS           TOTAL
                            -----------------    -----------------      PAID-IN                  (ACCUMULATED     STOCKHOLDER'S
                            SHARES    AMOUNTS    SHARES    AMOUNTS      CAPITAL        CTA          DEFICIT)         EQUITY
                            ------    -------    ------    -------     ----------      ---       -----------      -------------
Balance, July 2, 1995         60        $60        25        $25        $8,767        $2,081        $ (2,635)        $ 8,298
  CTA ................        --         --        --         --            --             3              --               3
  Net Income .........        --         --        --         --            --            --           8,768           8,768
                              --        ---        --        ---        ------        ------        --------         -------

Balance, June 30, 1996        60         60        25         25         8,767         2,084           6,133          17,069
  Net income .........        --         --        --         --            --            --           9,962           9,962
                              --        ---       ---        ---        ------        ------        --------         -------
Balance, June 29, 1997        60         60        25         25         8,767         2,084          16,095          27,031
  Net Income .........        --         --        --         --            --            --           7,659           7,659
                              --        ---       ---        ---        ------        ------        --------         -------
Balance, June 28, 1998        60        $60        25        $25        $8,767        $2,084        $ 23,754         $34,690
                              ==        ===        ==        ===        ======        ======        ========         =======



              See notes to the consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 YEARS ENDED
                                                                   -------------------------------------------
                                                                   JUNE 30,         JUNE 29,          JUNE 28,
                                                                     1996             1997              1998
                                                                   --------         ---------         --------
Cash flows from operating activities
  Net income ..............................................        $  8,768         $   9,962         $  7,659
                                                                   --------         ---------         --------
Adjustments to reconcile net income to net cash provided by
   operating activities
Depreciation and amortization .............................           4,434             5,804            8,053
Gain on disposition of property, plant and
       equipment ..........................................          (1,426)           (1,380)          (1,997)
Changes in operating assets and liabilities
       Accounts receivable ................................          (3,167)           (7,771)          (5,034)
       Inventories ........................................          (5,331)           (1,001)         (10,574)
       Prepaid expenses and other assets ..................              13               (20)          (1,222)
       Deferred income taxes, net .........................           4,646               943               93
       Accounts payable ...................................             733              (339)           6,443
       Accrued expenses ...................................           2,605             1,880            2,405
       Other, net .........................................           1,119            (2,626)            (808)
                                                                   --------         ---------         --------
          Total adjustments ...............................           3,626            (4,510)          (2,641)
                                                                   --------         ---------         --------
          Net cash provided by operating
            activities ....................................          12,394             5,452            5,018
                                                                   --------         ---------         --------
Cash flows from investing activities
     Additions to property, plant and equipment ...........         (11,549)          (12,356)         (27,424)
     Proceeds from disposition of assets ..................           2,678             2,453            4,072
     Acquisitions, net of cash acquired ...................              --            (2,174)          (5,537)
                                                                   --------         ---------         --------
          Net cash used by investing activities ...........          (8,871)          (12,077)         (28,889)
                                                                   --------         ---------         --------
Cash flows from financing activities
     Proceeds from long-term debt .........................           9,248            29,784           15,878
     Repayment of long-term debt ..........................          (3,876)          (48,034)          (5,683)
     Proceeds from senior subordinated notes ..............              --           104,519               --
     Repayment of note payable -- related party ...........          (2,045)          (13,463)              --
                                                                   --------         ---------         --------
          Net cash provided by financing activities .......           3,327            72,806           10,195
                                                                   --------         ---------         --------
Net increase (decrease) in cash and cash equivalents ......           6,850            66,181          (13,676)
Cash and cash equivalents at beginning of year ............           4,314            11,164           77,345
                                                                   --------         ---------         --------
Cash and cash equivalents at end of year ..................        $ 11,164         $  77,345         $ 63,669
                                                                   ========         =========         ========
Supplemental disclosure of cash flow information:
  Cash used for interest payments .........................        $  2,089         $   4,777         $ 12,118
                                                                   ========         =========         ========
  Cash used for income tax payments .......................        $  4,537         $   3,599         $  2,226
                                                                   ========         =========         ========



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

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform to the current year.


NOTE 3 -- INVENTORIES

Inventories consist of the following:

                                                    1997                   1998
                                                   -------               -------
Finished goods .....................               $ 4,269               $ 9,444
Work-in-progress ...................                   979                 1,312
Raw materials ......................                11,585                16,651
                                                   -------               -------
                                                   $16,833               $27,407
                                                   =======               =======


NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                     1997                1998
                                                   --------            --------
Land ...................................           $    105            $    391
Building and improvements ..............              7,503               7,248
Machinery and equipment ................             24,252              35,463
Rental equipment .......................             34,238              48,053
                                                   --------            --------
                                                     66,098              91,155
Less accumulated depreciation ..........            (23,955)            (28,390)
                                                   --------            --------
                                                   $ 42,143            $ 62,765
                                                   ========            ========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


NOTE 5 -- OTHER ASSETS

     Other assets consist of the following:

                                                                               1997             1998
                                                                              -------         --------
Debt issue costs, net ................................................        $ 4,422         $  4,334
Goodwill .............................................................            881            5,029
Organization costs ...................................................            457              457
Noncompete covenants .................................................             --               80
Deposits .............................................................             64               82
Long-term receivables ................................................             --               98
Note receivable, due from officer ....................................             --              452
Other ................................................................             25               --
                                                                              -------         --------
                                                                                5,849           10,532
Less accumulated amortization ........................................           (310)            (592)
                                                                              -------         --------
                                                                                5,539            9,940
Less: Current portion (included in "Prepaid and other" current assets)           (490)            (533)
                                                                              -------         --------
Other assets, net ....................................................        $ 5,049         $  9,407
                                                                              =======         ========

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

     The acquisition of these assets was financed as follows (in thousands):

                                                            1997          1998
                                                           ------        ------
Cash payments and/or expenses, net of cash acquired        $2,174        $5,576
Amounts payable to seller .........................           240            --
Other liabilities assumed .........................           898            --
                                                           ------        ------
     Total value of asset acquired ................        $3,312        $5,576
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


NOTE 7 -- LEASE OBLIGATIONS

The Company's subsidiaries lease certain office and operating facilities and certain machinery and equipment under operating leases. The Company's subsidiaries also have capital lease obligations for other equipment. The following table sets forth future minimum principal payments under capital lease arrangements and minimum payments under operating lease arrangements:

                                                                      CAPITAL      OPERATING
                                                                      LEASES        LEASES
                                                                      ------       ---------
      1999.......................................................      $ 134        $1,559
      2000.......................................................         64         1,117
      2001.......................................................         60           732
      2002.......................................................         --           596
      2003.......................................................         --           445
      Thereafter.................................................         --           775
                                                                       -----       -------
      Total future minimum lease payments........................        258       $ 5,224
                                                                                   =======
      Less amount representing interest..........................         21
                                                                       -----
      Present value of future minimum lease payments.............      $ 237
                                                                       =====

Rent expense under operating leases was $1,021, $1,324 and $3,064 in fiscal years 1996, 1997 and 1998, respectively.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


NOTE 8 -- LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt and credit facilities consists of the following:

                                                                                  1997           1998
                                                                                 -------        -------
Notes payable obligation and credit facilities secured with machinery and equipment, due in monthly installments of various amounts with imputed interest at various rates per annum (ranging from 7.7% to 10.0%) due at
various dates through June 2003 .........................................        $ 2,732        $13,167

Variable interest bonds (ranging from 7% to 11%), secured by deed of trust and equipment due in monthly installments of varying amounts
through September 2014 ..................................................          6,604          6,389

Other ...................................................................             25             --
                                                                                 -------        -------
                                                                                   9,361         19,556
Less current portion ....................................................            840          6,191
                                                                                 -------        -------
                                                                                 $ 8,521        $13,365
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

                                                                       Notes
                                                     Bonds            Payable
                                                     ------           -------
   1999                                              $1,009            $5,816
   2000                                               1,035             2,056
   2001                                               1,026             2,112
   2002                                               1,014             1,965
   2003                                               1,000               981
   Thereafter (2004 to 2014)                          9,472                --
                                                     ------           -------
                                                     14,556            12,930
   Less amount representing bond interest             7,417                --
                                                     ------           -------
   Gross present value                                7,139            12,930
   Bond reserve remaining with Agency                   750                --
                                                     ------           -------
   Net Present value                                 $6,389           $12,930
                                                     ======           =======

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

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


NOTE 12 -- PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following

                                     1996               1997               1998
                                    ------             ------             ------
Current
  Federal .............             $  753             $3,841             $2,632
  State ...............                176              1,347                481
                                    ------             ------             ------
                                       929              5,188              3,113
Deferred ..............              5,118                943                 93
                                    ------             ------             ------
                                    $6,047             $6,131             $3,206
                                    ======             ======             ======

The following is a summary of deferred tax assets and liabilities:


                                                      1996                         1997                        1998
                                              -----------------------     -----------------------     -----------------------
                                              CURRENT     NON-CURRENT     CURRENT     NON-CURRENT     CURRENT     NON-CURRENT
                                              -------     -----------     -------     -----------     -------     -----------
Deferred tax liabilities resulting from
  taxable temporary differences ........      $    --       $(2,390)      $  (321)      $(4,128)      $   (44)      $(5,120)
Deferred tax assets  resulting
  from  deductible temporary differences
  and tax credit carried forward .......        1,003         1,286         1,412         1,993         1,835         2,192
                                              -------       -------       -------       -------       -------       -------
                                              $ 1,003       $(1,104)      $ 1,091       $(2,135)      $ 1,791       $(2,928)
                                              =======       =======       =======       =======       =======       =======

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


NOTE 14 -- CUSTOMER SEGMENTS

Revenue from customer geographical segments were as follows:

                                               1996                            1997                           1998
                                     ------------------------        ------------------------        -------------------
U.S., Canada and Latin America       $ 92,813              78%       $ 96,774              69%       $115,161         67%
Europe .......................         19,550              17          35,295              25          48,339         28
Pacific Rim ..................          5,540               5           7,835               6           7,297          5
                                     --------        --------        --------        --------        --------        ---
                                     $117,903             100%       $139,904             100%       $170,797        100%
                                     ========        ========        ========        ========        ========        ===


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

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 30, 1996, JUNE 29, 1997 AND JUNE 28, 1998
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 16 -- RELATED PARTY TRANSACTIONS

Included in the financial statements are the following related party balances and transactions.

                                                            1997           1998
                                                           -------       -------
Balances due from related parties ..................       $ 8,989       $15,362
Note receivable from officer .......................            --           452
Interest and other payables due to related party....         1,468            --
Revenues from related parties ......................        28,695        34,166
Cost of revenues from related parties ..............        19,942        24,652
Purchases from related parties .....................         3,577         3,000
Marketing expense paid to related parties - net.....         1,066         1,212
Service agreement fees .............................           800         1,598
Fees associated with debt issue ....................           700            --
Reimbursement of computer system costs .............            80            --
Interest expense to related party ..................           699            --

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

                                Balance at    Charged to       Charged to                     Balance at
                               Beginning of    Costs and          Other                          end
                                 Period        Expenses         Accounts       Deductions      of Period
                               ------------   ----------       ---------       ---------      ----------
Allowances are
  deducted from the
  asset to which they
  apply
Year ended June 28,
  1998:
Reserve for
    Product liability .          $5,235          $2,807          $   --          $1,702          $6,340
Allowances for
   Uncollectible
     accounts                       364             292              --             246             410
   Product obsolescence             334             216              --              --             550
                                 ------          ------          ------          ------          ------
                                 $5,933          $3,315          $   --          $1,948          $7,300
                                 ------          ------          ------          ------          ------

Year ended June 29,
1997:
Reserve for
    Product liability .          $4,102          $3,115          $   --          $1,982          $5,235
Allowance for
   Uncollectible
      accounts                      287             180              --             103             364
   Product obsolescence             957              25              --             648             334
                                 ------          ------          ------          ------          ------
                                 $5,346          $3,320          $   --          $2,733          $5,933
                                 ------          ------          ------          ------          ------
Year ended June 30,
1996:
Reserve for
     Product liability           $2,969          $3,015          $   --          $1,882          $4,102
Allowance for
   Uncollectible
     accounts                       202             330              --             245             287
   Product obsolescence             432             525              --              --             957
                                 ------          ------          ------          ------          ------
                                 $3,603          $3,870          $   --          $2,127          $5,346
                                 ------          ------          ------          ------          ------

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

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION
     NAME AND PRINCIPAL POSITION               YEAR         SALARY           BONUS
     ---------------------------               ----        --------        --------
James T. Dillon (1) ...................        1998        $337,500        $194,875
  President and Chief Executive Officer        1997         250,000         178,352
  of the Company, UpRight and Horizon          1996         220,320         159,750

David K. Sargent (1) ..................        1998        $200,000        $     --
  President and Chief Executive Officer        1997         200,000          42,918
  of the Company, UpRight and Horizon          1996         175,000          50,000

Barris Evulich (2) ....................        1998        $153,169        $ 78,000
  Vice President and General Manager           1997         101,973          40,750
  of UpRight                                   1996          92,703          46,270

Shaun Flanagan ........................        1998        $225,000        $     --
  Vice President and General                   1997         190,126          77,000
  Manager of Horizon                           1996         175,000          60,000


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

(1) The principal business address of UpRight International Limited is Le Forum 2(Degree) Etage, 28 Boulevard Princesse Charlotte, MC-98000, Monaco.

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


     **10.10(ii)    Lease Extension and Modification Agreement dated September
                    3, 1998.


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

      *10.14 Lease Renewal Agreement, dated October 19, 1992, between Ronald W. Werner and UpRight, Inc.

      *10.15 Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon High Reach, Inc.


     **10.16 Lease Agreement dated December 31, 1997 by and between William L. Morillon and Marie Anne Morillon and Horizon High Reach, Inc.

     **10.17 Revolving Loan Agreement, dated May 5, 1998 between UpRight, Inc., and Union Bank of California.

    **10.18 Equipment Financing Agreement, dated April 23, 1998 between UpRight, Inc. and KeyCorp Leasing Ltd.


     *21.1          Subsidiaries of the Company


    **24.1          Power of Attorney

    **27.1          Financial Data Schedule


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


                          W.R. CARPENTER NORTH AMERICA, INC.

Date: February 8, 1999

                         By: /s/ James T. Dillon                  /s/ Graham D. Croot
                             --------------------------------     ------------------------
                             James T. Dillon                          Graham Croot
                         President and Chief Executive Officer    Chief Financial Officer


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

              Signature                                 Title                             Date
              ---------                                 -----                             ----
          /s/ James T. Dillon                  President, Chief Executive            February 8, 1999
---------------------------------------        Officer and Director (Principal
            James T. Dillon                    Executive Officer)



          /s/ Graham D. Croot                  Chief Financial Officer               February 8, 1999
---------------------------------------        (Principal Financial Officer
            Graham D. Croot                    and Principal Accounting Officer)



---------------------------------------        Director                                        , 1999
            Peter B. Sawdy


         /s/ Robert F. Stowe*                  Chairman of the Board of Directors    February 8, 1999
---------------------------------------
            Robert F. Stowe


         /s/ David K. Sargent*                 Director                              February 8, 1999
---------------------------------------
           David K. Sargent


*By:      /s/ James T. Dillon                        /s/ Graham D. Croot
   ------------------------------------        --------------------------------
            James T. Dillon                              Graham D. Croot
           Attorney-in-fact                             Attorney-in-fact


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


    **10.10(ii)     Lease Extension and Modification Agreement dated September
                    3, 1998.


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

     *10.14 Lease Renewal Agreement, dated October 19, 1992, between Ronald W. Werner and UpRight, Inc.

     *10.15 Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon High Reach, Inc.


    **10.16 Lease Agreement dated December 31, 1997 by and between William L. Morillon and Marie Anne Morillon and Horizon High Reach, Inc.

    **10.17 Revolving Loan Agreement, dated May 5, 1998 between UpRight, Inc., and Union Bank of California.

    **10.18 Equipment Financing Agreement, dated April 23, 1998 between UpRight, Inc. and KeyCorp Leasing LTD.


     *21.1          Subsidiaries of the Company


    **24.1          Power of Attorney

    **27.1          Financial Data Schedule



      * Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.


      ** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.