Form 10-Q/A
period 1998-09-27
CARPENTER W R NORTH AMERICA INC
filed 1999-02-09
CIK 1041645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)



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
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                   Jun 28             Sept 28             Sept 27
                                                                                     1998                1997                1998
                                                                                (audited)         (unaudited)         (unaudited)
                                                                             ----------------------------------------------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                                $     63,669        $     77,472        $     53,285
    Accounts receivable (net of allowance for doubtful                             28,625              24,601              34,525
      accounts of $410, $410, and $502, respectively)
    Inventories                                                                    27,407              21,007              32,057
    Prepaid expenses and other                                                      2,995               1,660               2,446
    Deferred income taxes                                                           1,791               1,091               1,790
                                                                             ----------------------------------------------------
     Total current assets                                                         124,487             125,831             124,103
  Property, plant and equipment, net                                               62,765              49,187              72,786
  Other assets                                                                      9,407               5,151               9,216
                                                                             ====================================================
     Total assets                                                            $    196,659        $    180,169        $    206,105
                                                                             ====================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable                                                         $     18,028        $     16,811        $     18,025
    Other accrued expenses                                                         11,778              11,584              15,438
    Current portion of long-term debt                                               6,191               4,134              10,304
                                                                             ----------------------------------------------------
       Total current liabilities                                                   35,997              32,529              43,767
  Senior Subordinated Notes Payable                                               104,571             104,523             104,583
  Long-term debt, net of current portion                                           13,365               7,974              12,871
  Other long-term liabilities                                                       5,108               4,262               5,238
  Deferred income taxes                                                             2,928               3,198               3,111
                                                                             ----------------------------------------------------
      Total liabilities                                                      $    161,969        $    152,486        $    169,570
                                                                             ----------------------------------------------------
  Commitments and contingencies
  Stockholder's equity
      Common stock                                                                     60                  60                  60
      Preferred stock                                                                  25                  25                  25
      Additional paid-in capital                                                    8,767               8,767               8,767
      Cumulative currency translation adjustment (CTA)                              2,084               2,084               2,084
      Retained earnings (on July 3, 1994 a deficit of $31,395 was
         eliminated due to a subsidiary's quasi-reorganization)                    23,754              16,747              25,599
                                                                             ----------------------------------------------------
                                                                                   34,690              27,683              36,535
                                                                             ====================================================
        Total liabilities and stockholder's equity                           $    196,659        $    180,169        $    206,105
                                                                             ====================================================

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per-share data)
                                   (unaudited)


                                                                   Three Months Ended
                                                            ---------------------------------
                                                                 Sept 28              Sept 27
                                                                    1997                 1998
                                                            ---------------------------------
Revenues
   Equipment sales
      New                                                   $     29,188         $     40,567
      Used                                                           521                1,411
      Rentals, Parts and Service                                   7,325                9,779
                                                            ---------------------------------
          Total revenues                                          37,034               51,757
                                                            ---------------------------------
Cost of Revenues
   Equipment sales
      New                                                         21,031               29,692
      Used                                                           251                  881
      Rentals, Parts and Service                                   4,371                5,978
                                                            ---------------------------------
           Total cost of revenues                                 25,653               36,551
                                                            ---------------------------------
Gross profit
   Equipment sales
      New                                                          8,157               10,875
      Used                                                           270                  530
      Rentals, Parts and Service                                   2,954                3,801
                                                            ---------------------------------
            Total gross profit                                    11,381               15,206
                                                            ---------------------------------
Operating expenses
   Selling, general and administrative                             5,661                7,234
   Product liability                                                 939                  450
   Research and development                                        1,385                1,934
                                                            ---------------------------------
            Total operating expenses                               7,985                9,618
                                                            ---------------------------------
Income from operations                                             3,396                5,588
Other income (expense)
   Interest expense, net                                          (2,126)              (2,693)
   Other (expense) income                                           (185)                   8
                                                            ---------------------------------
Income before income taxes                                         1,085                2,903
Provision for income taxes                                          (432)              (1,058)
                                                            ---------------------------------
Net income                                                  $        653         $      1,845
                                                            =================================
Net income per common share                                 $      10.88         $      30.75
                                                            =================================
Weighted average number of common shares used to
compute net income per share                                      60,000               60,000
                                                            =================================

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                                      Three Months Ended
                                                                                               ---------------------------------
                                                                                                    Sept 28              Sept 27
                                                                                                       1997                 1998
                                                                                               ---------------------------------
Cash flows from operating activities
   Net income                                                                                  $        653         $      1,845
                                                                                               ---------------------------------
   Adjustments to reconcile net income to net cash provided (used) by operating activities
      Depreciation and amortization                                                                   1,779                2,725
      Gain on disposition of property, plant and equipment                                             (272)                (530)
      Changes in operating assets and liabilities
         Accounts receivable                                                                         (1,010)              (5,900)
         Inventories                                                                                 (4,174)              (4,650)
         Prepaid expenses and other assets                                                              113                  549
         Deferred income taxes, net                                                                   1,063                  261
         Accounts payable                                                                             5,224                   (3)
         Accrued expenses                                                                             2,211                3,583
         Other, net                                                                                     319                  348
                                                                                               ---------------------------------
              Total adjustments                                                                       5,253               (3,617)
                                                                                               ---------------------------------
              Net cash  provided/(used) by operating activities                                       5,906               (1,772)
                                                                                               ---------------------------------
Cash flows from investing activities
   Additions to property, plant and equipment                                                        (8,673)             (13,382)
   Proceeds from disposition of assets                                                                  473                1,301
                                                                                               ---------------------------------
         Net cash used by investing activities                                                       (8,200)             (12,081)
Cash flows from financing activities
   Proceeds from long-term debt                                                                       9,012                    4
   Repayment of long-term debt                                                                       (6,591)                (612)
   Borrowing from revolving line of credit                                                               --                5,543
   Repayments on revolving line of credit                                                                --               (1,466)
                                                                                               ---------------------------------
         Net cash provided by financing activities                                                    2,421                3,469
                                                                                               ---------------------------------
Net increase/ (decrease) in cash and cash equivalents                                                   127              (10,384)
Cash and cash equivalents at beginning of period                                                     77,345               63,669
                                                                                               ---------------------------------
Cash and cash equivalents at end of period                                                     $     77,472         $     53,285
                                                                                               =================================

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


                                                                     Three Months Ended
                                         ---------------------------------------------------------------------------
                                                September 27, 1998                        September 28, 1997
                                         ---------------------------------        ----------------------------------
                                                                  (Dollars in Thousands)
                                                                        (Unaudited)

Revenue                                  $     51,757               100.0%        $     37,034                100.0%
Cost of revenue                                36,551                70.6               25,653                 69.3
Gross profit                                   15,206                29.4               11,381                 30.7
Operating expenses                              9,618                18.6                7,985                 21.6
Operating income                                5,588                10.8                3,396                  9.2
Interest expense, net                           2,693                 5.2                2,126                  5.7
Other (expenses)/income                             8                 0.0                 (185)                 0.5
Provision for income taxes                      1,058                 2.0                  432                  1.2
Net income                                      1,845                 3.6                  653                  1.8
EBITDA                                          8,313                16.1                5,175                 14.0
Depreciation and amortization                   2,725                 5.3                1,779                  4.8


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

                                                         Consolidating Statement of Operations
                                                                   Three Months Ended
                                                                   September 27, 1998
                                                                 (Dollars in Thousands)
                                                                      (Unaudited)
                                         ----------------------------------------------------------------------
                                           Carpenter       Horizon      UpRight     Eliminations   Consolidated
                                         ------------   ------------  ------------  ------------   ------------
REVENUES
New equipment sales                                     $      6,030  $     41,591  $     (7,054)  $     40,567
Used equipment sales                                           1,411                                      1,411
Rentals, Parts and Service                                     9,779                                      9,779
                                         ------------   ------------  ------------  ------------   ------------
   TOTAL REVENUES                                             17,220        41,591        (7,054)        51,757
                                         ------------   ------------  ------------  ------------   ------------
COST OF REVENUES
New equipment sales                                            4,910        30,866        (6,084)        29,692
Used equipment sales                                             881                                        881
Rentals, Parts and Service                                     5,978                                      5,978
                                         ------------   ------------  ------------  ------------   ------------
   TOTAL COST OF REVENUES                                     11,769        30,866        (6,084)        36,551
                                         ------------   ------------  ------------  ------------   ------------
GROSS PROFIT
New equipment sales                                            1,120        10,725          (970)        10,875
Used equipment sales                                             530                                        530
Rentals, Parts and Service                                     3,801                                      3,801
                                         ------------   ------------  ------------  ------------   ------------
   TOTAL GROSS PROFIT                                          5,451        10,725          (970)        15,206
                                         ------------   ------------  ------------  ------------   ------------
   % of revenue                                                 31.7%         25.8%                        29.4%
INCOME FROM OPERATIONS
Selling, general and administrative      $      1,296          3,129         2,809                        7,234
Product liability                                                              450                          450
Research and development                                                     1,934                        1,934
                                         ------------   ------------  ------------  ------------   ------------
Total operating expenses                        1,296          3,129         5,193                        9,618
                                         ============   ============  ============  ============   ============
   INCOME FROM OPERATIONS                      (1,296)         2,322         5,532          (970)         5,588
   % of revenue                                                 13.5%         13.3%         13.8%          10.8%


                                                        Consolidating Statement of Operations
                                                                  Three Months Ended
                                                                  September 28, 1997
                                                                (Dollars in Thousands)
                                                                      (Unaudited)
                                         ----------------------------------------------------------------------
                                           Carpenter      Horizon        UpRight    Eliminations   Consolidated
                                         ------------   ------------  ------------  ------------   ------------
REVENUES
New equipment sales                                     $      4,341  $     31,355  $     (6,508)  $     29,188
Used equipment sales                                             521                                        521
Rentals, Parts and Service                                     7,325                                      7,325
                                         ------------   ------------  ------------  ------------   ------------
   TOTAL REVENUES                                             12,187        31,355        (6,508)        37,034
                                         ------------   ------------  ------------  ------------   ------------
COST OF REVENUES
New equipment sales                                            3,432        22,675        (5,076)        21,031
Used equipment sales                                             251                                        251
Rentals, Parts and Service                                     4,371                                      4,371
                                         ------------   ------------  ------------  ------------   ------------
   TOTAL COST OF REVENUES                                      8,054        22,675        (5,076)        25,653
                                         ------------   ------------  ------------  ------------   ------------
GROSS PROFIT
New equipment sales                                              909         8,680        (1,432)         8,157
Used equipment sales                                             270                                        270
Rentals, Parts and Service                                     2,954                                      2,954
                                         ------------   ------------  ------------  ------------   ------------
   TOTAL GROSS PROFIT                                          4,133         8,680        (1,432)        11,381
                                         ------------   ------------  ------------  ------------   ------------
   % of revenue                                                 33.9%         27.7%                        30.7%
INCOME FROM OPERATIONS
Selling, general and administrative      $        603          2,360         2,698                        5,661
Product liability                                                              939                          939
Research and development                                                     1,385                        1,385
                                         ------------   ------------  ------------  ------------   ------------
Total operating expenses                          603          2,360         5,022                        7,985
                                         ============   ============  ============  ============   ============
   INCOME FROM OPERATIONS                        (603)         1,773         3,658        (1,432)         3,396
   % of revenue                                                 14.5%         11.7%         22.0%           9.2%

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

            **10.10  (ii)   Lease Extension and Modification Agreement dated
                            September 3, 1998.


           ***10.10 (iii)   Lease Extension and Modification Agreement dated
                            October 28, 1997.


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


            ***27.1         Financial Data Schedule.

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


***    Incorporated herein by reference to the Company's Quarterly Report on
Form 10-Q for the quarterly period ended September 27, 1998, filed with the Securities and Exchange Commission on November 12, 1998.


(B) The Company did not file any reports on Form 8-K during the quarter ended September 27, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     W.R. CARPENTER NORTH AMERICA, INC.

Date:  February 8, 1999

                                     By:  /s/ Graham D. Croot
                                          --------------------------------------
                                          Graham D. Croot
                                          Chief Financial Officer
                                          (Principal Financial Officer and Duly
                                          Authorized Signatory)

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

            **10.10  (ii)   Lease Extension and Modification Agreement dated
                            September 3, 1998.


           ***10.10 (iii)   Lease Extension and Modification Agreement dated
                            October 28, 1997.


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


            ***27.1         Financial Data Schedule.


--------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.

**     Incorporated herein by reference to the Company's Annual Report on Form
10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.

***    Incorporated herein by reference to the Company's Quarterly Report on
Form 10-Q for the quarterly period ended September 27, 1998, filed with the Securities and Exchange Commission on November 12, 1998.