Form 10-Q
period 1998-12-27
CARPENTER W R NORTH AMERICA INC
filed 1999-02-10
CIK 1041645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 27, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
        ________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At February 8, 1999, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS




               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           Jun. 28           Dec. 28          Dec. 27
                                                                             1998              1997             1998
                                                                           (audited)        (unaudited)      (unaudited)
                                                                           ---------        -----------      -----------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                              $ 63,669          $ 70,397          $ 44,925
    Accounts receivable (net of allowance for doubtful                       28,625            23,514            25,584
      accounts of $410, $405, and $604, respectively)
    Inventories                                                              27,407            19,084            35,914
    Prepaid expenses and other                                                2,995             1,737             2,699
    Deferred income taxes                                                     1,791             1,091             1,790
                                                                           --------          --------          --------
     Total current assets                                                   124,487           115,823           110,912
  Property, plant and equipment, net                                         62,765            51,558            88,341
  Other assets                                                                9,407             5,531             8,927
                                                                           --------          --------          --------
     Total assets                                                          $196,659          $172,912          $208,180
                                                                           ========          ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable                                                       $ 18,028          $ 10,790          $ 19,116
    Other accrued expenses                                                   11,778             6,527            10,744
    Current portion of long-term debt                                         6,191             2,011             3,829
                                                                           --------          --------          --------
       Total current liabilities                                             35,997            19,328            33,689
  Senior Subordinated Notes Payable                                         104,571           104,547           104,595
  Long-term debt, net of current portion                                     13,365            12,170            24,452
  Other long-term liabilities                                                 5,108             5,031             5,377
  Deferred income taxes                                                       2,928             2,548             3,234
                                                                           --------          --------          --------
      Total liabilities                                                    $161,969          $143,624          $171,347
                                                                           --------          --------          --------
  Commitments and contingencies
  Stockholder's equity
      Common stock                                                               60                60                60
      Preferred stock                                                            25                25                25
      Additional paid-in capital                                              8,767             8,767             8,767
      Cumulative currency translation adjustment (CTA)                        2,084             2,084             2,084
      Retained earnings (on July 3, 1994 a deficit of $31,395 was
         eliminated due to a subsidiary's quasi-reorganization)              23,754            18,352            25,897
                                                                           --------          --------          --------
                                                                             34,690            29,288            36,833
                                                                           --------          --------          --------
        Total liabilities and stockholder's equity                         $196,659          $172,912          $208,180
                                                                           ========          ========          ========


               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per-share data)
                                   (unaudited)


                                                    Three Months Ended                      Six Months Ended
                                                    ------------------                      ----------------
                                                 Dec. 28           Dec. 27            Dec. 28            Dec. 27
                                                  1997               1998               1997               1998
                                                --------           --------           --------           --------
Revenues
   Equipment sales
      New                                       $ 31,438           $ 30,128           $ 60,626           $ 70,695
      Used                                           905              1,620              1,426              3,031
   Rental, parts and service                       7,713             10,809             15,038             20,588
                                                --------           --------           --------           --------
          Total revenues                          40,056             42,557             77,090             94,314
                                                --------           --------           --------           --------
Cost of Revenues
   Equipment sales
      New                                         21,883             21,958             42,914             51,652
      Used                                           517              1,082                768              1,963
   Rental, parts and service                       4,535              6,713              8,906             12,691
                                                --------           --------           --------           --------
           Total cost of revenues                 26,935             29,753             52,588             66,306
                                                --------           --------           --------           --------
Gross profit
   Equipment sales
      New                                          9,555              8,170             17,712             19,043
      Used                                           388                538                658              1,068
   Rental, parts and service                       3,178              4,096              6,132              7,897
                                                --------           --------           --------           --------
            Total gross profit                    13,121             12,804             24,502             28,008
                                                --------           --------           --------           --------
Operating expenses
   Selling, general and administrative             5,650              7,031             11,311             14,264
   Product liability                                 758                420              1,697                870
   Research and development                        1,710              2,242              3,095              4,175
                                                --------           --------           --------           --------
            Total operating expenses               8,118              9,693             16,103             19,309
                                                --------           --------           --------           --------
Income from operations                             5,003              3,111              8,399              8,699
Other income (expense)
   Interest expense, net                          (2,163)            (2,759)            (4,289)            (5,451)
   Other (expense) income                           (168)                26               (353)               (34)
                                                --------           --------           --------           --------
Income before income taxes                         2,672                378              3,757              3,282
Provision for income taxes                        (1,068)              (130)            (1,500)            (1,139)
                                                --------           --------           --------           --------
Net income                                      $  1,604           $    248           $  2,257           $  2,143
                                                ========           ========           ========           ========
Net income per common share                     $  26.73           $   4.13           $  37.62           $  35.72
                                                ========           ========           ========           ========
Weighted average number of
common shares used to compute net
income per share                                  60,000             60,000             60,000             60,000
                                                ========           ========           ========           ========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                                   Six Months Ended
                                                                                             ---------------------------
                                                                                             Dec. 28            Dec. 27
                                                                                               1997               1998
                                                                                             --------           --------
Cash flows from operating activities
   Net income                                                                                $  2,257           $  2,143
                                                                                             --------           --------
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                             3,616              5,916
      Gain on disposition of property, plant and equipment                                       (667)            (1,068)
      Changes in operating assets and liabilities
         Accounts receivable                                                                       77              3,041
         Inventories                                                                           (2,251)            (8,507)
         Prepaid expenses and other assets                                                         36                296
         Deferred income taxes, net                                                               413             (1,027)
         Accounts payable                                                                        (795)             1,088
         Accrued expenses                                                                      (2,833)               300
         Other, net                                                                             1,463                606
                                                                                             --------           --------
              Total adjustments                                                                  (941)               645
                                                                                             --------           --------
              Net cash  provided by operating activities                                        1,316              2,788
                                                                                             --------           --------
Cash flows from investing activities
   Additions to property, plant and equipment                                                 (13,672)           (33,160)
   Proceeds from disposition of assets                                                          1,333              3,031
                                                                                             --------           --------
         Net cash used by investing activities                                                (12,339)           (30,129)
                                                                                             --------           --------
Cash flows from financing activities
   Proceeds from long-term debt                                                                 4,688             12,245
   Repayment of long-term debt                                                                   (613)            (3,648)
                                                                                             --------           --------
         Net cash provided by financing activities                                              4,075              8,597
                                                                                             --------           --------
Net decrease in cash and cash equivalents                                                      (6,948)           (18,744)
Cash and cash equivalents at beginning of period                                               77,345             63,669
                                                                                             --------           --------
Cash and cash equivalents at end of period                                                   $ 70,397           $ 44,925
                                                                                             ========           ========


               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


1.          BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and six months ended December 27, 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

                                                           Three Months Ended
                                                           ------------------
                                           December 27, 1998                   December 28, 1997
                                           -----------------                   -----------------
                                                          (Dollars in Thousands)
                                                               (Unaudited)
Revenue                                $ 42,557          100.0%          $ 40,056           100.0%
Cost of revenue                          29,753           69.9             26,935            67.2
Gross profit                             12,804           30.1             13,121            32.8
Operating expenses                        9,693           22.8              8,118            20.3
Operating income                          3,111            7.3              5,003            12.5
Interest expense, net                     2,759            6.5              2,163             5.4
Other (expenses)/income                      26            0.1               (168)            0.4
Provision for income taxes                  130            0.3              1,068             2.7
Net income                                  248            0.6              1,604             0.4
EBITDA                                    6,302           14.8              6,840            17.1
Depreciation and amortization             3,191            7.5              1,837             4.6



SEGMENT OPERATIONS

The Company, through its wholly-owned subsidiaries, UpRight, Inc. ("UpRight") and Horizon High Reach, Inc. ("Horizon"), manufactures, sells, rents and services aerial work platform equipment to a diverse customer base.

UpRight is a leading manufacturer of aerial work platforms. Horizon is a leading industrial equipment rental, sales and service company specializing in aerial work platforms and is a significant customer of UpRight. Sales to Horizon accounted for approximately 30.6% and 10.2% of UpRight's revenue for the three months ended December 27, 1998 and December 28, 1997, respectively. Sales to Horizon accounted for approximately 23.0% and 15.5% of UpRight's revenue for the six months ended December 27, 1998 and December 28, 1997, respectively.

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

                                                                 Consolidating Statement of Operations
                                                                         Three Months Ended
                                                                          December 27, 1998
                                                                        (Dollars in Thousands)
                                                                            (Unaudited)
                                            -----------------------------------------------------------------------------
                                            Carpenter       Horizon        UpRight       Eliminations        Consolidated
                                            ---------       -------        -------       ------------        ------------
REVENUES
New equipment sales                                         $  7,262       $ 32,968         $(10,102)          $ 30,128
Used equipment sales                                           1,620                                              1,620
Rental, parts and service                                     10,809                                             10,809
                                             --------       --------       --------         --------           --------
   TOTAL REVENUES                                             19,691         32,968          (10,102)            42,557
                                             --------       --------       --------         --------           --------
COST OF REVENUES
New equipment sales                                            5,942         24,038           (8,022)            21,958
Used equipment sales                                           1,082                                              1,082
Rental, parts and service                                      6,713                                              6,713
                                             --------       --------       --------         --------           --------
   TOTAL COST OF REVENUES                                     13,737         24,038           (8,022)            29,753
                                             --------       --------       --------         --------           --------
GROSS PROFIT
New equipment sales                                            1,320          8,930           (2,080)             8,170
Used equipment sales                                             538                                                538
Rental, parts and service                                      4,096                                              4,096
                                             --------       --------       --------         --------           --------
   TOTAL GROSS PROFIT                                          5,954          8,930           (2,080)            12,804
                                             --------       --------       --------         --------           --------
   % of revenue                                                 30.2%          27.1%                               30.1%
INCOME FROM OPERATIONS
Selling, general and administrative          $    995          3,210          2,826                               7,031
Product liability                                                               420                                 420
Research and development                                                      2,242                               2,242
                                             --------       --------       --------         --------           --------
Total operating expenses                          995          3,210          5,488                               9,693
                                             ========       ========       ========         ========           ========
   INCOME FROM OPERATIONS                        (995)         2,744          3,442           (2,080)             3,111
   % of revenue                                                 13.9%          10.4%            20.6%               7.3%



                                                           Consolidating Statement of Operations
                                                                     Three Months Ended
                                                                     December 28, 1997
                                                                   (Dollars in Thousands)
                                                                        (Unaudited)
                                            ----------------------------------------------------------------------
                                            Carpenter      Horizon        UpRight    Eliminations     Consolidated
                                            ---------      -------        -------    ------------     ------------

REVENUES
New equipment sales                                         $ 4,075        $30,461      $(3,098)          $31,438
Used equipment sales                                            905                                           905
Rental, parts and service                                     7,713                                         7,713
                                              -------       -------        -------      -------           -------
   TOTAL REVENUES                                            12,693         30,461       (3,098)           40,056
                                              -------       -------        -------      -------           -------
COST OF REVENUES
New equipment sales                                           3,337         21,494       (2,948)           21,883
Used equipment sales                                            517                                           517
Rental, parts and service                                     4,535                                         4,535
                                              -------       -------        -------      -------           -------
   TOTAL COST OF REVENUES                                     8,389         21,494       (2,948)           26,935
                                              -------       -------        -------      -------           -------
GROSS PROFIT
New equipment sales                                             738          8,967         (150)            9,555
Used equipment sales                                            388                                           388
Rental, parts and service                                     3,178                                         3,178
                                              -------       -------        -------      -------           -------
   TOTAL GROSS PROFIT                                         4,304          8,967         (150)           13,121
                                              -------       -------        -------      -------           -------
   % of revenue                                                33.9%          29.4%                          32.8%
INCOME FROM OPERATIONS
Selling, general and administrative           $   642         2,433          2,575                          5,650
Product liability                                                              758                            758
Research and development                                                     1,710                          1,710
                                              -------       -------        -------      -------           -------
Total operating expenses                          642         2,433          5,043                          8,118
                                              =======       =======        =======      =======           =======
   INCOME FROM OPERATIONS                        (642)        1,871          3,924         (150)            5,003
   % of revenue                                                14.7%          12.9%         4.8%             12.5%


                                                         Consolidating Statement of Operations
                                                                    Six Months Ended
                                                                   December 27, 1998
                                                                 (Dollars in Thousands)
                                                                      (Unaudited)
                                              ------------------------------------------------------------------
                                              Carpenter    Horizon      UpRight     Eliminations    Consolidated
                                              ---------   ---------    ---------    ------------    ------------
REVENUES
New equipment sales                                        $13,292      $74,559      $(17,156)        $70,695
Used equipment sales                                         3,031                                      3,031
Rental, parts and service                                   20,588                                     20,588
                                               --------    -------      -------      --------         -------
     TOTAL REVENUES                                         36,911       74,559       (17,156)         94,314
                                               --------    -------      -------      --------         -------
COST OF REVENUES
New equipment sales                                         10,852       54,906       (14,106)         51,652
Used equipment sales                                         1,963                                      1,963
Rental, parts and service                                   12,691                                     12,691
                                               --------    -------      -------      --------         -------
    TOTAL COST OF REVENUES                                  25,506       54,906       (14,106)         66,306
                                               --------    -------      -------      --------         -------
GROSS PROFIT
New equipment sales                                          2,440       19,653        (3,050)         19,043
Used equipment sales                                         1,068          ---                         1,068
Rental, parts and service                                    7,897          ---                         7,897
                                               --------    -------      -------      --------         -------
    TOTAL GROSS PROFIT                                      11,405       19,653        (3,050)         28,008
                                               --------    -------      -------      --------         -------
    % of revenue                                              30.9%        26.4%                         29.7%
INCOME FROM OPERATIONS
Selling, general and administrative            $  2,290      6,339        5,635                        14,264
Product liability                                                           870                           870
Research and development                                                  4,175                         4,175
                                               --------    -------      -------      --------         -------
Total operating expenses                          2,290      6,339       10,680                        19,309
                                               ========    =======      =======      ========         =======
     INCOME FROM OPERATIONS                      (2,290)     5,066        8,973        (3,050)          8,699
     % of revenue                                             13.7%        12.0%         17.8%            9.2%



                                                 Consolidating Statement of Operations
                                                            Six Months Ended
                                                           December 28, 1997
                                                         (Dollars in Thousands)
                                                             (Unaudited)
                                         --------------------------------------------------------------
                                       Carpenter     Horizon      UpRight    Eliminations   Consolidated
                                       ---------    ---------    --------    ------------   ------------
REVENUES
New equipment sales                                 $   8,416    $ 61,816     $ (9,606)       $  60,626
Used equipment sales                                    1,426                                     1,426
Rental, parts and service                              15,038                                    15,038
                                        --------    ---------    --------     --------        ---------
     TOTAL REVENUES                                    24,880      61,816       (9,606)          77,090
                                        --------    ---------    --------     --------        ---------
COST OF REVENUES
New equipment sales                                     6,769      44,169       (8,024)          42,914
Used equipment sales                                      768                                       768
Rental, parts and service                               8,906                                     8,906
                                        --------    ---------    --------     --------        ---------
    TOTAL COST OF REVENUES                             16,443      44,169       (8,024)          52,588
                                        --------    ---------    --------     --------        ---------
GROSS PROFIT
New equipment sales                                     1,647      17,647       (1,582)          17,712
Used equipment sales                                      658                                       658
Rental, parts and service                               6,132                                     6,132
                                        --------    ---------    --------     --------        ---------
    TOTAL GROSS PROFIT                                  8,437      17,647       (1,582)          24,502
                                        --------    ---------    --------     --------        ---------
    % of revenue                                         33.9%       28.5%                         31.8%
INCOME FROM OPERATIONS
Selling, general and administrative     $  1,245        4,793       5,273                        11,311
Product liability                                                   1,697                         1,697
Research and development                                            3,095                         3,095
                                        --------    ---------    --------     --------        ---------
Total operating expenses                   1,245        4,793      10,065                        16,103
                                        ========    =========    ========     ========        =========
     INCOME FROM OPERATIONS               (1,245)       3,644       7,582       (1,582)           8,399
     % of revenue                                        14.6%       12.3%        16.5%            10.9%

THREE MONTHS ENDED DECEMBER 27, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 28, 1997

Revenue for the three months ended December 27, 1998 was $42.6 million, an increase of $2.5 million over revenue of $40.1 million for the three months ended December 28, 1997. The increase in revenue was mainly due to an increase in Horizon's rental, parts and service revenue of $3.1 million in the same period. The increase in Horizon's rental, parts and service revenue is primarily attributable to rental fleet additions and the inclusion of results from businesses acquired subsequent to the first quarter of fiscal 1998.

Gross profit for the three months ended December 27, 1998 was $12.8 million, a decrease of $0.3 million from gross profit of $13.1 million for the three months ended December 28, 1997. Gross margin decreased to 30.1% in the three months ended December 27, 1998 compared to 32.8% in the three months ended December 28, 1997. The decline in gross profit is due to increased pricing pressures, higher depreciation expense on rental equipment and higher elimination of gross profit attributable to UpRight's products held in Horizon's rental fleet as of December 27, 1998 compared to December 28, 1997.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $9.7 million in the three months ended December 27, 1998 compared to $8.1 million for the same period last year. SG & A expenses increased by $1.4 million to $7.0 million in the three months ended December 27, 1998 compared to the three months ended December 28, 1997. As a percentage of revenue SG & A expenses increased by 2.4% to 16.5% in the quarter ended December 27, 1998 compared to the quarter ended December 28, 1997 mainly due to higher elimination of inter-company revenue. Product liability expense was $0.4 million in the three months ended December 27, 1998 compared to $0.8 million in the three months ended December 28, 1997. Research and development expenses for the three months ended December 27, 1998 were $2.2 million, an increase of $ 0.5 million compared to the three months ended December 28, 1997. The increase in research and development expenses reflected the Company's continued emphasis on developing new and re-designed aerial work platform products.

Interest expense, net of interest income, increased to $2.8 million for the three months ended December 27, 1998 from $2.2 million for the three months ended December 28, 1997 due to higher borrowing by UpRight and lower cash balances.

Income tax for the three months ended December 27, 1998 was $0.1 million compared to $1.1 million for the three months ended December 28, 1997. The Company's effective tax rate was 34.4% for the three months ended December 27, 1998 compared to 40.0% for the three months ended December 28, 1997.

Net income for the three months ended December 27, 1998 was $0.2 million, representing a decrease of $1.4 million from net income of $1.6 million for the three months ended December 28, 1997, as a result of the factors described above.

SIX MONTHS ENDED DECEMBER 27, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 28,
1997

Revenue for the six months ended December 27, 1998 was $94.3 million, an increase of $17.2 million over revenue of $77.1 million for the six months ended December 28, 1997. The increase in revenue was mainly attributable to an increase in revenue from sales of boom lifts and large scissor lifts of $10.1 million and an increase in rental, parts and service revenue of $5.6 million compared to the six months ended December 28, 1997.

Gross profit increased from $24.5 million for the six months ended December 28, 1997 to $28.0 million for the six months ended December 27, 1998. However, gross profit as a percentage of total revenue decreased to 29.7% for the six months ended December 27, 1998 compared to 31.8% for the same period during the prior year due to the factors described above.

Operating expenses were $19.3 million for the six months ended December 27, 1998 compared to $16.1 million for the same period in the previous year, but represented approximately 21% of revenue for both periods. The $3.2 million increase in operating expenses in the six months ended December 27, 1998 compared to the six months ended December 28, 1997 primarily resulted from the factors described above.

Interest expense, net of interest income, increased to $5.5 million for the six months ended December 27, 1998 compared to $4.3 million during the comparable period in the previous year. This increase in interest expense resulted primarily from the factors described above.

Income tax for the six months ended December 27, 1998 was $1.1 million compared to $1.5 million for the six months ended December 28, 1997. The Company's effective income tax rate was 34.7% and 39.9% for the six months ended December 27, 1998 and December 28, 1997, respectively.

Net income for the six months ended December 27, 1998 was $2.1 million, representing a decrease of $0.1 million compared to the six months ended December 28, 1997. This decrease in net income resulted primarily from the factors described above.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow requirements are for working capital, capital expenditures and debt service.

The Company's working capital was $77.2 million and $88.4 million at December 27, 1998 and June 28, 1998, respectively. The reduction of working capital is mainly due to a reduction in cash of $18.7 million.

The Company's outstanding debt was $132.7 million and $124.1 million at December 27, 1998 and June 28, 1998, respectively. Increased borrowings were due to UpRight's financing its capital expenditure of $12.5 million during the six months ended December 27, 1998. Cash and cash equivalents were $44.9 million and $63.7 million at December 27, 1998 and June 28, 1998, respectively.

Net cash provided by operating activities was $2.8 million in the six months ended December 27, 1998 and $1.3 million for the six months ended December 28, 1997. The increase in net cash provided by operating activities of $1.5 million is primarily related to higher operating income before depreciation for the six months ended December 27, 1998 compared to the six months ended December 28, 1997 offset by an increase in working capital other than cash.

Net cash used by investing activities was $30.1 million in the six months ended December 27, 1998 compared to $12.3 million in the six months ended December 28, 1997. The increase in net cash used by investing activities resulted primarily from an increase in cash used for the purchase of property, plant and equipment which totaled $33.2 million for the six months ended December 27, 1998 compared to $13.7 million for the six months ended December 28, 1997. This capital expenditure was incurred to construct UpRight's new manufacturing facilities in Madera, California, buy new equipment for its Selma, California facility and upgrade and expand Horizon's rental fleet.

Net cash provided by financing activities was $8.6 million and $4.1 million in the six months ended December 27, 1998 and December 28, 1997, respectively. The change in net cash provided by financing activities is primarily due to UpRight's financing its capital expenditure of $12.5 million during the six months ended December 27, 1998. The Company paid no dividends in either period.

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

YEAR 2000

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits (i.e. "98") rather than four (i.e. "1998") to define the applicable year. These programs treat years as occurring between 1900 and the end of 1999 and do not self-convert to reflect the upcoming change in the century. In addition, February 2000 is a leap year at the end of a century, an event that occurs only once every 400 years. If not corrected, computer applications could fail or create erroneous results in date sensitive applications.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 14, 1998, in connection with a sales contract with a customer in Germany, UpRight entered into a forward foreign exchange contract for the purpose of managing its exposure to fluctuations in the value of the German Deutsche Mark. At December 27, 1998, the fair value of this contract was approximately $4.2 million. The maturity of this instrument is less than 12 months. The Company has not entered into this forward foreign exchange contract for speculative or trading purposes. The Company's accounting policies for this contract are based on the Company's designation of such contract as a hedging transaction. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. Since the Company has entered into this forward contract only as a hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract.

ITEM 5.     OTHER INFORMATION

On December 1, 1998, in a corporate reorganization, UpRight International Limited ("UIL"), the sole shareholder of the Company, transferred 55,000 shares of the Company's Class A Common Stock, $1.00 par value per share, 5,000 shares of the Company's Class B Common Stock, $1.00 par value per share, and 25,000 shares of the Company's Preferred Stock, $1.00 par value per share, collectively constituting 100% of the outstanding shares of the Company, to WRC Holdings, Inc., a newly formed Delaware corporation and a wholly-owned subsidiary of UIL. WRC Holdings, Inc. is now the sole shareholder of the Company's outstanding shares of capital stock, and UIL remains the ultimate parent of the Company.

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

**10.10(ii)     Lease Extension and Modification Agreement dated September 3,
                1998.

***10.10(iii)   Lease Extension and Modification Agreement dated October 28,
                1997.

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

(b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on December 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    W.R. CARPENTER NORTH AMERICA, INC.

Date:   February 9, 1999

                                    By:   /s/ Graham D. Croot
                                          -------------------------------------
                                          Graham D. Croot
                                          Chief Financial Officer
                                          (Principal Financial Officer and Duly
                                          Authorized Signatory)

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

**10.10(ii)     Lease Extension and Modification Agreement dated September 3,
                1998.

***10.10(iii)   Lease Extension and Modification Agreement dated October 28,
                1997.

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


------------

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