Form 10-Q
period 1999-03-28
CARPENTER W R NORTH AMERICA INC
filed 1999-05-12
CIK 1041645

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 28, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______ .

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At May 11, 1999, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                            Jun. 28           Mar.29         Mar.28
                                                                               1998             1998           1999
                                                                          (audited)      (unaudited)     (unaudited)
                                                                         -------------------------------------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                            $    63,669     $    67,640     $    30,984
    Accounts receivable (net of allowance for doubtful
      accounts of $410, $516, and $551, respectively)                         28,625          31,343          31,548
    Inventories                                                               27,407          22,720          43,117
    Prepaid expenses and other                                                 2,995           2,644           1,108
    Deferred income taxes                                                      1,791           1,091           1,790
                                                                         -------------------------------------------
     Total current assets                                                    124,487         125,438         108,547
  Property, plant and equipment, net                                          62,765          53,558         101,470
  Other assets                                                                 9,407           5,948          12,987
                                                                         -------------------------------------------
     Total assets                                                        $   196,659     $   184,944     $   223,004
                                                                         ===========================================

LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable                                                     $    18,028     $    14,902     $    26,217
    Other accrued expenses                                                    11,778          10,112          16,278
    Current portion of long-term debt                                          6,191           3,500           6,364
                                                                         -------------------------------------------
       Total current liabilities                                              35,997          28,514          48,859
  Senior Subordinated Notes Payable                                          104,571         104,559         104,607
  Long-term debt, net of current portion                                      13,365          11,741          31,475
  Other long-term liabilities                                                  5,108           4,868           7,211
  Deferred income taxes                                                        2,928           4,273           1,356
                                                                         -------------------------------------------
      Total liabilities                                                  $   161,969     $   153,955     $   193,508
                                                                         -------------------------------------------
  Commitments and contingencies
  Stockholder's equity
      Common stock                                                                60              60              60
      Preferred stock                                                             25              25              25
      Additional paid-in capital                                               8,767           8,767           8,767
      Cumulative currency translation adjustment (CTA)                         2,084           2,084           2,084
      Retained earnings (on July 3, 1994 a deficit of $31,395 was
         eliminated due to a subsidiary's quasi-reorganization)               23,754          20,053          18,560
                                                                         -------------------------------------------
                                                                              34,690          30,989          29,496
                                                                         -------------------------------------------
        Total liabilities and stockholder's equity                       $   196,659     $   184,944     $   223,004
                                                                         ===========================================

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per-share data)
                                   (unaudited)


                                                      Three Months Ended                 Nine Months Ended
                                                -----------------------------       -----------------------------
                                                    Mar. 29           Mar. 28           Mar. 29           Mar. 28
                                                       1998              1999              1998              1999
                                                -----------------------------------------------------------------
Revenues
   Equipment sales
      New                                       $    33,923       $    35,595       $    94,549       $   106,290
      Used                                              629             1,740             2,055             4,771
   Rental, parts and service                          7,070            10,350            22,108            30,938
                                                -----------------------------------------------------------------
          Total revenues                             41,622            47,685           118,712           141,999
                                                -----------------------------------------------------------------
Cost of Revenues
   Equipment sales
      New                                            23,887            26,580            66,801            78,232
      Used                                              299             1,201             1,066             3,164
   Rental, parts and service                          4,801             7,179            13,708            19,870
                                                -----------------------------------------------------------------
           Total cost of revenues                    28,987            34,960            81,575           101,266
                                                -----------------------------------------------------------------
Gross profit
   Equipment sales
      New                                            10,036             9,015            27,748            28,058
      Used                                              330               539               989             1,607
   Rental, parts and service                          2,269             3,171             8,400            11,068
                                                -----------------------------------------------------------------
            Total gross profit                       12,635            12,725            37,137            40,733
                                                -----------------------------------------------------------------
Operating expenses
   Selling, general and administrative                5,679             8,248            16,990            22,512
   Product liability                                    555               260             2,252             1,130
   Research and development                           1,236             2,673             4,331             6,848
                                                -----------------------------------------------------------------
            Total operating expenses                  7,470            11,181            23,573            30,490
                                                -----------------------------------------------------------------
Income from operations                                5,165             1,544            13,564            10,243
Other (expense)/income
   Interest expense, net                             (2,254)           (3,278)           (6,543)           (8,729)
   Other (expense)/income                               (76)              (16)             (429)               18
                                                -----------------------------------------------------------------
Income/(loss) before income taxes                     2,835            (1,750)            6,592             1,532
Provision for income taxes                           (1,134)              526            (2,634)             (613)
                                                -----------------------------------------------------------------
Net income/(loss)                               $     1,701       $    (1,224)      $     3,958       $       919
                                                =================================================================
Net income/(loss) per common share              $     28.35       $    (20.40)      $     65.97       $     15.32
                                                =================================================================
Weighted average number of common shares
used to compute net income/(loss) per share          60,000            60,000            60,000            60,000
                                                =================================================================

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                                Nine Months Ended
                                                                                           ---------------------------
                                                                                              Mar. 29          Mar. 28
                                                                                                 1998             1999
                                                                                           ---------------------------
Cash flows from operating activities
   Net income                                                                              $    3,958       $      919
                                                                                           ---------------------------
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                             5,815            9,304
      Gain on disposition of property, plant and equipment                                     (1,071)          (1,607)
      Changes in operating assets and liabilities
         Accounts receivable                                                                   (7,752)          (2,923)
         Inventories                                                                           (5,887)         (15,710)
         Prepaid expenses and other assets                                                       (871)           1,887
         Deferred income taxes, net                                                             2,138                1
         Accounts payable                                                                       3,317            8,189
         Accrued expenses                                                                         739            4,500
         Other, net                                                                             2,137           (3,013)
                                                                                           ---------------------------
              Total adjustments                                                                (1,435)             628
                                                                                           ---------------------------
              Net cash  provided by operating activities                                        2,523            1,547
                                                                                           ---------------------------
Cash flows from investing activities
   Additions to property, plant and equipment                                                 (18,018)         (50,786)
   Proceeds from disposition of assets                                                          2,055            4,771
                                                                                           ---------------------------
         Net cash used by investing activities                                                (15,963)         (46,015)
                                                                                           ---------------------------
Cash flows from financing activities
   Proceeds from long-term debt                                                                 4,778           19,962
   Repayment of long-term debt                                                                 (1,043)          (1,679)
   Dividends paid                                                                                   0           (6,500)
                                                                                           ---------------------------
         Net cash provided by financing activities                                              3,735           11,783
                                                                                           ---------------------------
Net decrease in cash and cash equivalents                                                      (9,705)         (32,685)
Cash and cash equivalents at beginning of period                                               77,345           63,669
                                                                                           ---------------------------
Cash and cash equivalents at end of period                                                 $   67,640       $   30,984
                                                                                           ===========================

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and nine months ended March 28, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

                                                               Three Months Ended
                                         ----------------------------------------------------------------
                                                   March 28, 1999                  March 29, 1998
                                                   --------------                  --------------
                                                             (Dollars in Thousands)
                                                                  (Unaudited)

        Revenue                              $ 47,685           100.0%       $ 41,622           100.0%
        Cost of revenue                        34,960            73.3          28,987            69.6
        Gross profit                           12,725            26.7          12,635            30.4
        Operating expenses                     11,181            23.5           7,470            17.9
        Operating income                        1,544             3.2           5,165            12.4
        Interest expense, net                   3,278             6.9           2,254             5.4
        Other (expenses)/income                   (16)            0.0             (76)            0.2
        Provision for income taxes                526             1.1          (1,134)            2.7
        Net income/(loss)                      (1,224)           (2.6)          1,701             4.1
        EBITDA                                  4,932            10.3           7,364            17.6
        Depreciation and amortization           3,388             7.1           2,199             5.3


SEGMENT OPERATIONS

The Company, through its wholly-owned subsidiaries, UpRight, Inc. ("UpRight") and Horizon High Reach, Inc. ("Horizon"), manufactures, sells, rents and services aerial work platform equipment to a diverse customer base.

UpRight is a leading manufacturer of aerial work platforms. Horizon is a leading industrial equipment rental, sales and service company specializing in aerial work platforms and is a significant customer of UpRight. Sales to Horizon accounted for approximately 21.2% and 9.9% of UpRight's revenue for the three months ended March 28, 1999 and March 29, 1998, respectively. Sales to Horizon accounted for approximately 22.4% and 13.6% of UpRight's revenue for the nine months ended March 28, 1999 and March 29, 1998, respectively.

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

                                                                       Consolidating Statement of Operations
                                                                                Three Months Ended
                                                                                  March 28, 1999
                                                                              (Dollars in Thousands)
                                                                                    (Unaudited)
                                                 ---------------------------------------------------------------------------------
                                                   Carpenter         Horizon           UpRight       Eliminations     Consolidated
                                                 ---------------------------------------------------------------------------------
REVENUES
New equipment sales                                                $    5,970        $   37,546       $   (7,921)       $   35,595
Used equipment sales                                                    1,740                                                1,740
Rental, parts and service                                              10,350                                               10,350
                                                 ---------------------------------------------------------------------------------
   TOTAL REVENUES                                                      18,060            37,546           (7,921)           47,685
                                                 ---------------------------------------------------------------------------------
COST OF REVENUES
New equipment sales                                                     4,742            28,336           (6,498)           26,580
Used equipment sales                                                    1,201                                                1,201
Rental, parts and service                                               7,179                                                7,179
                                                 ---------------------------------------------------------------------------------
   TOTAL COST OF REVENUES                                              13,122            28,336           (6,498)           34,960
                                                 ---------------------------------------------------------------------------------
GROSS PROFIT
New equipment sales                                                     1,228             9,210           (1,423)            9,015
Used equipment sales                                                      539                                                  539
Rental, parts and service                                               3,171                                                3,171
                                                 ---------------------------------------------------------------------------------
   TOTAL GROSS PROFIT                                                   4,938             9,210           (1,423)           12,725
                                                 ---------------------------------------------------------------------------------
   % of revenue                                                          27.3%             24.5%                              26.7%
INCOME FROM OPERATIONS
Selling, general and administrative              $    1,923             3,724             2,601                              8,248
Product liability                                                                           260                                260
Research and development                                                                  2,673                              2,673
                                                 ---------------------------------------------------------------------------------
Total operating expenses                              1,923             3,724             5,534                             11,181
                                                 =================================================================================
    INCOME FROM OPERATIONS                           (1,923)            1,214            3,676            (1,423)            1,544
   % of revenue                                                           6.7%             9.8%             18.0%              3.2%


                                                                Consolidating Statement of Operations
                                                                         Three Months Ended
                                                                           March 29, 1998
                                                                       (Dollars in Thousands)
                                                                             (Unaudited)
                                           ---------------------------------------------------------------------------
                                              Carpenter      Horizon         UpRight      Eliminations    Consolidated
                                           ---------------------------------------------------------------------------
REVENUES
New equipment sales                                        $    4,640      $   32,496      $   (3,213)      $   33,923
Used equipment sales                                              629                                              629
Rental, parts and service                                       7,070                                            7,070
                                           ---------------------------------------------------------------------------
   TOTAL REVENUES                                              12,339          32,496          (3,213)          41,622
                                           ---------------------------------------------------------------------------
COST OF REVENUES
New equipment sales                                             3,568          23,422          (3,103)          23,887
Used equipment sales                                              299                                              299
Rental, parts and service                                       4,801                                            4,801
                                           ---------------------------------------------------------------------------
   TOTAL COST OF REVENUES                                       8,668          23,422          (3,103)          28,987
                                           ---------------------------------------------------------------------------
GROSS PROFIT
New equipment sales                                             1,072           9,074            (110)          10,036
Used equipment sales                                              330                                              330
Rental, parts and service                                       2,269                                            2,269
                                           ---------------------------------------------------------------------------
   TOTAL GROSS PROFIT                                           3,671           9,074            (110)          12,635
                                           ---------------------------------------------------------------------------
   % of revenue                                                  29.8%           27.9%                            30.4%
INCOME FROM OPERATIONS
Selling, general and administrative        $      538           2,584           2,557                            5,679
Product liability                                                                 555                              555
Research and development                                                        1,236                            1,236
                                           ---------------------------------------------------------------------------
Total operating expenses                          538           2,584           4,348                            7,470
                                           ===========================================================================
   INCOME FROM OPERATIONS                        (538)          1,087           4,726            (110)           5,165
   % of revenue                                                   8.8%           14.5%            3.4%            12.4%

                                                              Consolidating Statement of Operations
                                                                        Nine Months Ended
                                                                         March 28, 1999
                                                                     (Dollars in Thousands)
                                                                           (Unaudited)
                                           -------------------------------------------------------------------------------
                                             Carpenter        Horizon          UpRight       Eliminations     Consolidated
                                           -------------------------------------------------------------------------------
REVENUES
New equipment sales                                         $   19,262       $  112,105       $  (25,077)       $  106,290
Used equipment sales                                             4,771                                               4,771
Rental, parts and service                                       30,938                                              30,938
                                           -------------------------------------------------------------------------------
     TOTAL REVENUES                                             54,971          112,105          (25,077)          141,999
                                           -------------------------------------------------------------------------------
COST OF REVENUES
New equipment sales                                             15,594           83,242          (20,604)           78,232
Used equipment sales                                             3,164                                               3,164
Rental, parts and service                                       19,870                                              19,870
                                           -------------------------------------------------------------------------------
    TOTAL COST OF REVENUES                                      38,628           83,242          (20,604)          101,266
                                           -------------------------------------------------------------------------------
GROSS PROFIT
New equipment sales                                              3,668           28,863           (4,473)           28,058
Used equipment sales                                             1,607                                               1,607
Rental, parts and service                                       11,068                                              11,068
                                           -------------------------------------------------------------------------------
    TOTAL GROSS PROFIT                                          16,343           28,863           (4,473)           40,733
                                           -------------------------------------------------------------------------------
    % of revenue                                                  29.7%            25.7%                              28.7%
INCOME FROM OPERATIONS
Selling, general and administrative        $    4,213           10,063            8,236                             22,512
Product liability                                                                 1,130                              1,130
Research and development                                                          6,848                              6,848
                                           -------------------------------------------------------------------------------
Total operating expenses                        4,213           10,063           16,214                             30,490
                                           ===============================================================================
     INCOME FROM OPERATIONS                    (4,213)           6,280           12,649           (4,473)           10,243
     % of revenue                                                 11.4%            11.3%            17.8%              7.2%


                                                              Consolidating Statement of Operations
                                                                        Nine Months Ended
                                                                         March 29, 1998
                                                                     (Dollars in Thousands)
                                                                           (Unaudited)
                                           -------------------------------------------------------------------------------
                                             Carpenter         Horizon         UpRight       Eliminations     Consolidated
                                           -------------------------------------------------------------------------------
REVENUES
New equipment sales                                            $13,056       $   94,312       $  (12,819)       $   94,549
Used equipment sales                                             2,055                                               2,055
Rental, parts and service                                       22,108                                              22,108
                                           -------------------------------------------------------------------------------
     TOTAL REVENUES                                             37,219           94,312          (12,819)          118,712
                                           -------------------------------------------------------------------------------
COST OF REVENUES
New equipment sales                                             10,337           67,591          (11,127)           66,801
Used equipment sales                                             1,066                                               1,066
Rental, parts and service                                       13,708                                              13,708
                                           -------------------------------------------------------------------------------
    TOTAL COST OF REVENUES                                      25,111           67,591          (11,127)           81,575
                                           -------------------------------------------------------------------------------
GROSS PROFIT
New equipment sales                                              2,719           26,721           (1,692)           27,748
Used equipment sales                                               989                                                 989
Rental, parts and service                                        8,400                                               8,400
                                           -------------------------------------------------------------------------------
    TOTAL GROSS PROFIT                                          12,108           26,721           (1,692)           37,137
                                           -------------------------------------------------------------------------------
    % of revenue                                                  32.5%            28.3%                              31.3%
INCOME FROM OPERATIONS
Selling, general and administrative        $    1,783            7,377            7,830                             16,990
Product liability                                                                 2,252                              2,252
Research and development                                                          4,331                              4,331
                                           -------------------------------------------------------------------------------
Total operating expenses                        1,783            7,377           14,413                             23,573
                                           ===============================================================================
     INCOME FROM OPERATIONS                    (1,783)           4,731           12,308           (1,692)           13,564
     % of revenue                                                 12.7%            13.1%            13.2%             11.4%

THREE MONTHS ENDED MARCH 28, 1999 COMPARED TO THREE MONTHS ENDED MARCH 29, 1998

Revenue for the three months ended March 28, 1999 was $47.7 million, an increase of $6.1 million over revenue of $41.6 million for the three months ended March 29, 1998. The increase in revenue was mainly due to an increase in Horizon's rental, parts and service revenue of $3.3 million and an increase in Horizon's new and used equipment sales of $2.4 million in the same period. The increase in Horizon's rental, parts and service revenue is primarily attributable to rental fleet additions and the inclusion of results from businesses acquired subsequent to the third quarter of fiscal 1998. Horizon's new equipment sales include the sale of UpRight equipment.

Gross profit for the three months ended March 28, 1999 was $12.7 million, an increase of $0.1 million from gross profit of $12.6 million for the three months ended March 29, 1998. Gross margin decreased to 26.7% in the three months ended March 28, 1999 compared to 30.4% in the three months ended March 29, 1998. The decline in gross margin is due to: increased pricing pressures at UpRight; manufacturing inefficiencies at UpRight's Selma and Madera facilities; higher depreciation expense on rental equipment at Horizon; and higher elimination of gross profit attributable to UpRight's products held in Horizon's rental fleet as of March 28, 1999 compared to March 29, 1998. The manufacturing inefficiencies at UpRight were primarily due to (1) start-up costs associated with the Madera facility, which was opened in December 1998, and (2) special requirements for a large order, which exacerbated manufacturing inefficiencies resulting from capacity constraints, at the Selma facility. Management believes that the opening of the Madera facility in December 1998 will provide UpRight with the additional capacity necessary to overcome capacity constraints existing at the Selma facility. Management further believes that opportunities to improve operational effectiveness have been and will continue to be identified and has initiated programs designed to realize the benefits of improved operational effectiveness.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $11.2 million in the three months ended March 28, 1999 compared to $7.5 million for the same period last year. SG & A expenses increased by $2.6 million to $8.2 million in the three months ended March 28, 1999 compared to the three months ended March 29, 1998. The increase in SG & A expenses is primarily due to higher costs incurred by Horizon to support increased service and rental activity (although as a percentage of revenue Horizon's SG & A expenses declined from 20.9% for the quarter ended March 29, 1998 to 20.6% for the quarter ended March 28, 1999) and higher corporate expenses incurred by the Company. In the three months ended March 28, 1999 the Company incurred a one-time charge of $1.0 million which amount was paid to its former President as a consequence of his early departure. As a percentage of revenue SG & A expenses increased by 3.7% to 17.3% in the quarter ended March 28, 1999 compared to the quarter ended March 29, 1998 mainly due to higher elimination of inter-company revenue and the increased Company corporate expenses described above. Product liability expense was $0.3 million in the three months ended March 28, 1999 compared to $0.6 million in the three months ended March 29, 1998. Research and development expenses for the three months ended March 28, 1999 were $2.7 million, an increase of $1.4 million compared to the three months ended March 29, 1998. The increase in research and development expenses reflected the Company's continued emphasis on developing new and re-designed aerial work platform products.

Interest expense, net of interest income, increased to $3.3 million for the three months ended March 28, 1999 from $2.3 million for the three months ended March 29, 1998 due to higher borrowing by UpRight and lower cash balances.

Income tax for the three months ended March 28, 1999 was a benefit of $0.5 million compared to an expense of $1.1 million for the three months ended March 29, 1998. The Company's effective tax rate was minus 30.0% for the three months ended March 28, 1999 compared to 40.0% for the three months ended March 29, 1998.

Net loss for the three months ended March 28, 1999 was $1.2 million, representing a decrease of $2.9 million from net income of $1.7 million for the three months ended March 29, 1998, as a result of the factors described above.

NINE MONTHS ENDED MARCH 28, 1999 COMPARED TO NINE MONTHS ENDED MARCH 29, 1998

Revenue for the nine months ended March 28, 1999 was $142.0 million, an increase of $23.3 million over revenue of $118.7 million for the nine months ended March 29, 1998. The increase in revenue was mainly attributable to an increase in revenue from sales of boom lifts and large scissor lifts of $11.6 million and an increase in Horizon's rental, parts and service revenue of $8.8 million compared to the nine months ended March 29, 1998.

Gross profit increased from $37.1 million for the nine months ended March 29, 1998 to $40.7 million for the nine months ended March 28, 1999. However, gross profit as a percentage of total revenue decreased to 28.7% for the nine months ended March 28, 1999 compared to 31.3 % for the same period during the prior year due to the factors described above.

Operating expenses were $30.5 million or 21.5% of revenue for the nine months ended March 28, 1999 compared to $23.6 million or 19.9% of revenue for the same period in the previous year. The $6.9 million increase in operating expenses in the nine months ended March 28, 1999 compared to the nine months ended March 29, 1998 primarily resulted from the factors described above.

Interest expense, net of interest income, increased to $8.7 million for the nine months ended March 28, 1999 compared to $6.5 million during the comparable period in the previous year. This increase in interest expense resulted primarily from the factors described above.

Income tax for the nine months ended March 28, 1999 was $0.6 million compared to $2.6 million for the nine months ended March 29, 1998. The Company's effective income tax rate was 40.0% and 39.9% for the nine months ended March 28, 1999 and March 29, 1998, respectively.

Net income for the nine months ended March 28, 1999 was $0.9 million, representing a decrease of $3.0 million compared to the nine months ended March 29, 1998. This decrease in net income resulted primarily from the factors described above.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow requirements are for working capital, capital expenditures and debt service.

The Company's working capital was $59.7 million and $88.4 million at March 28, 1999 and June 28, 1998, respectively. The reduction of working capital is mainly due to a reduction in cash of $32.7 million during such period. The reduction in cash resulted primarily from the increase in cash used for the purchase of property, plant and equipment described below.

The Company's outstanding debt was $142.4 million and $124.1 million at March 28, 1999 and June 28, 1998, respectively. Increased borrowings were due to UpRight's financing its capital expenditure of $20.6 million during the nine months ended March 28, 1999. Cash and cash equivalents were $31.0 million and $63.7 million at March 28, 1999 and June 28, 1998, respectively.

Net cash provided by operating activities was $1.5 million in the nine months ended March 28, 1999 and $2.5 million in the nine months ended March 29, 1998. The decrease in net cash provided by operating activities of $1.0 million is related to an increase in operating income before depreciation of $0.2 million for the nine months ended March 28, 1999 compared to the nine months ended March 29, 1998, offset by an increase in working capital other than cash.

Net cash used by investing activities was $46.0 million in the nine months ended March 28, 1999 compared to $16.0 million in the nine months ended March 29, 1998. The increase in net cash used by investing activities resulted primarily from an increase in cash used for the purchase of property, plant and equipment which totaled $50.8 million for the nine months ended March 28, 1999 compared to $18.0 million for the nine months ended March 29, 1998. This capital expenditure was incurred to construct UpRight's new manufacturing facilities in Madera, California, buy new equipment for its Selma, California facility and upgrade and expand Horizon's rental fleet.

Net cash provided by financing activities was $11.8 million and $3.7 million in the nine months ended March 28, 1999 and March 29, 1998, respectively. The change in net cash provided by financing activities is primarily due to UpRight's financing its capital expenditure of $20.6 million during the nine months ended March 28, 1999. The Company paid a dividend of $6.5 million in the third quarter ended March 28, 1999 to its sole stockholder, WRC Holdings, Inc. The Company did not pay any dividends in the nine months ended March 29, 1998.

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

The total cost of the Y2K project to date has not been material. Based on its program to date, the Company does not expect that future costs of modifications will have a material adverse effect on the Company's financial position or results of operations. Because the Company expects that its internal systems will become Y2K compliant in a timely manner, the Company believes that the most reasonably likely worst case Y2K scenario would result from suppliers or other third parties failing to achieve Y2K compliance. Depending upon the number of third parties, their identity and the nature of the non-compliance, the Y2K issue could have a material adverse effect on the Company's financial position or results of operations. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the compliance and readiness of third parties. The Company is developing contingency plans to cover problems which may occur in critical areas.

EURO CONVERSION

On January 1, 1999 certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the euro. The euro trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing currencies will be withdrawn from circulation. The Company is currently evaluating the systems and business issues raised by the euro conversion. These issues include the need to adapt computer and business systems and equipment and the competitive impact of cross-border transparency. The Company completed its preliminary estimate of the potential impact likely to be caused by the euro conversion. Based on the preliminary estimate, the Company has no reason to believe the euro conversion will have a material impact on the Company's financial condition or results of operation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On July 14, 1998, in connection with a sales contract with a customer in Germany, UpRight entered into a forward foreign exchange contract for the purpose of managing its exposure to fluctuations in the value of the German Deutsche Mark. At March 28, 1999, the fair value of this contract was approximately $2.7 million. The maturity of this instrument is less than 12 months. The Company has not entered into this forward foreign exchange contract for speculative or trading purposes. The Company's accounting policies for this contract are based on the Company's designation of such contract as a hedging transaction. Gains and losses on forward foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. Since the Company has entered into this forward contract only as a hedge, any change in currency rates would not result in any material gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract.


                           PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

On April 15, 1999, the United Steelworkers of America Union petitioned the National Labor Relations Board to hold an election to certify the union as the exclusive representative for UpRight's production and maintenance employees at its Selma and Madera, California facilities. The election is currently scheduled to be held on June 10, 1999. While UpRight management believes that its employee relations are good, in the event that such an election takes place which results in unionization of UpRight's Selma and Madera employees, there can be no assurance that the effect thereof would not have a material adverse effect on the Company's business and financial condition.


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

  *10.15 Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon.

 **10.16        Lease Agreement dated December 31, 1997 by and between William
                L. Morillon and Marie Anne Morillon and Horizon High Reach, Inc.

 **10.17 Revolving Loan Agreement, dated May 5, 1998, between UpRight, Inc., and Union Bank of California.

 **10.18 Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc. and KeyCorp Leasing LTD.

   10.19 Equipment Financing Agreement, dated February 26, 1999, between UpRight, Inc and Associates Commercial Corp.

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

(b) REPORTS ON FORM 8-K. The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 19, 1999 announcing the March 8, 1999 departure of the Company's President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        W.R. CARPENTER NORTH AMERICA, INC.

Date:    May 12, 1999

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

  *10.15 Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon.

 **10.16        Lease Agreement dated December 31, 1997 by and between William
                L. Morillon and Marie Anne Morillon and Horizon High Reach, Inc.

 **10.17 Revolving Loan Agreement, dated May 5, 1998, between UpRight, Inc., and Union Bank of California.

 **10.18 Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc. and KeyCorp Leasing LTD.

   10.19 Equipment Financing Agreement, dated February 26, 1999, between UpRight, Inc and Associates Commercial Corp.

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