Form 10-K
period 1999-06-27
CARPENTER W R NORTH AMERICA INC
filed 1999-09-28
CIK 1041645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 27, 1999.

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

                             801 South Pine Street
                            Madera, California 93637
              (Address of principal executive offices and zip code)

                                 (559) 662-3900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates - Not applicable.

At September 27, 1999, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable.

                                     PART I
Item 1. Business ...........................................................................       1

Item 2. Properties .........................................................................       8

Item 3. Legal Proceedings ..................................................................       9
Item 4. Submission of Matters to a Vote of Security Holders ................................      10

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters .................      11
Item 6. Selected Financial Data ............................................................      12
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations     14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ........................      21
Item 8. Financial Statements and Supplementary Data ........................................      22
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      42

                                    PART III

Item 10. Directors and Executive Officers of the Company ...................................      43
Item 11. Executive Compensation ............................................................      44
Item 12. Security Ownership of Certain Beneficial Owners and Management ....................      46
Item 13. Certain Relationships and Related Transactions ....................................      47

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................      49

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements, usually containing the words "estimate," "project," "expect," or similar expressions. Those statements are subject to uncertainties, including those discussed in this report, particularly in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 20. These uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. For additional information regarding such forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements," on page 14.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        W.R. Carpenter North America, Inc. ("the Company") was incorporated in 1975 under the laws of Delaware and serves as the holding company for its two operating subsidiaries, UpRight, Inc. ("UpRight') and Horizon High Reach, Inc. ("Horizon").

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

                                     UPRIGHT

        UpRight is a leading manufacturer of aerial work platforms, including scissor lifts, boom lifts, portable lifts, and aluminum scaffolding. UpRight has been manufacturing powered scissor lifts since 1974 as an outgrowth of its leadership in the development and sale of aluminum scaffolding. UpRight sells its products through an extensive network of North American and international equipment dealers and rental companies. UpRight's customers rent, and to a lesser degree sell, its aerial work platforms to end users in construction, commercial, industrial and institutional markets.

PRODUCTS

        UpRight's aerial work platform product mix consists of four major categories of equipment: scissor lifts, boom lifts, portable lifts and aluminum scaffolding.

        Scissor Lifts. Self-propelled scissor lifts feature work platforms mounted on top of scissor-type or other vertical lifting mechanisms, which, in turn, are mounted on mobile, four-wheel chassis. These machines are designed to permit workers to position themselves and their tools and materials safely, easily and quickly in elevated work areas. They can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while elevated. The uses and applications for scissor lifts are varied and include non-residential construction, warehousing, renovations and retooling and maintenance of manufacturing plants and institutional facilities. Equipment Manufacturers Institute (EMI) data indicates that industry shipments of self-propelled scissor lifts increased from approximately 11,300 units in 1990 to approximately 48,600 units in 1998, representing a compound annual growth rate of 20% during such period.

        UpRight offers scissor lifts with maximum platform heights ranging from 12 feet to 50 feet; and platform sizes ranging from 2.4 by 3.4 feet, to 5.8 by
19.3 feet. Rated lift capacities range from 500 to 2,000 pounds. UpRight offers scissor lifts powered by electric motors; gasoline, diesel, or propane engines; or a combination of diesel and electric power (bi-energy). Several internal combustion engine powered models are available with four-wheel drive. Dealer net prices for UpRight's standard models range from approximately $7,500 to $50,000. Scissor lifts contributed 56%, 74%, and 77% of the Company's revenues for fiscal years 1999, 1998, and 1997, respectively.

        Boom Lifts. Boom lifts are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not easily accessed by other vertical lifting devices. Self-propelled boom lifts may be maneuvered in a manner similar to scissor lifts. In addition, the boom may be rotated up to 360 degrees in either direction. Boom lifts have smaller platforms and less lifting capacities than larger scissor lift models. In addition to applications similar to scissor lifts, boom lifts are used for infrastructure construction, petroleum and chemical refineries, as well as ship construction, repair and maintenance.

According to industry sources, industry shipments of self-propelled boom lifts increased from approximately 4,100 units in 1990 to approximately 19,300 units in 1998, representing a compound annual growth rate of 21% during such period.

        In 1997 UpRight introduced its first line of self-propelled boom lifts. Since that time, UpRight has systematically deepened its boom offerings, targeting high demand product segments. Maximum platform heights range from 46 to 80 feet, with outreach of up to 72 feet. Boom lifts are offered with electric motors; gasoline, diesel, or propane engines; or a combination of diesel and electric power (bi-energy). Several internal combustion engine powered models are available with four-wheel drive. Dealer net prices for UpRight's standard models range from approximately $38,000 to $108,000. Boom lifts contributed 10%, 12%, and 3% of the Company's revenues for fiscal years 1999, 1998, and 1997, respectively.

        Portable Lifts. Portable lifts consist of a work platform attached to a telescopic mast that extends vertically, which in turn is mounted on a push-around base. These machines, while in their retracted position, can fit through standard door openings and can be loaded into a standard pickup truck for ease in transport. Applications for this class of equipment include institutional and commercial maintenance, distribution and retail centers, airports and public buildings, places of worship and entertainment facilities.

        UpRight offers portable lifts with maximum platform heights ranging from 20 feet to 40 feet. These models are available in either battery or AC power configurations. In fiscal year 1999, UpRight introduced a portable lift model featuring a self-propelled base. This machine can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while elevated. Current dealer net prices for UpRight's standard models range from approximately $3,400 to $6,600.

        Scaffolding. UpRight first introduced aluminum scaffolding in 1947 and today is considered to be the North American leader in this product segment. Scaffolding height can be adjusted by mounting individual sections on top of one another up to a maximum height of approximately 100 feet. Today, scaffolding is still a major rental and sales item for use on certain construction and maintenance projects. Revenue from scaffolding in fiscal year 1999 was $5.9 million, representing approximately 2.9% of the Company's revenue.

PRODUCT DEVELOPMENT STRATEGY

        UpRight's growth strategy includes developing new products to access fast growing complementary product segments. In keeping with this strategy, UpRight's core scissor lift line was broadened to include self-propelled boom lifts. Having initially targeted high volume boom segments, UpRight is developing additional models to fill out this line. UpRight is in the process of developing a line of telescopic material handlers. Prototypes of machines in the two largest product segments of telescopic material handlers have been completed and are currently undergoing testing.

        Telescopic material handlers are rough terrain vehicles used to transport, lift and position materials between ground locations, between vehicles and to elevations up to five stories in height. This equipment is typically utilized in North America by residential and non-residential building contractors to handle a wide range of building materials and components. In addition, the availability of multiple attachments increases the versatility and applications for these machines. Many of UpRight's aerial work platform customers also sell and rent telescopic material handlers. According to industry estimates, shipments of telescopic material handlers in North America grew from approximately 2,400 units in 1990 to approximately 12,000 units in 1998, representing a compound annual growth rate of 22% during such period.

        UpRight invests significantly in product development and diversification, including improvement of existing products. Research and development expenses of UpRight have been $8.7 million, $6.0 million and $4.3 million for fiscal years 1999, 1998 and 1997, respectively. New and redesigned products introduced in the past two years accounted for approximately 28% of UpRight's sales in fiscal year 1999.

MARKETING AND DISTRIBUTION

        UpRight sells its products through an extensive network of North American and international equipment dealers and rental companies, including Horizon. For fiscal year 1999, approximately 45% of UpRight's revenue was generated by sales to customers outside of North America, which UpRight's management believes is among the highest percentages of revenue from international sales of any aerial work platform manufacturer.

        UpRight's customers rent, and to a lesser degree sell, its aerial work platforms to end users in construction, commercial, industrial and institutional markets. These distributors also provide service support for UpRight machines. UpRight supports the sales, service and rental programs of its distributors with field sales support, product advertising, cooperative promotional programs, major trade show participation and distributor personnel training in service, safety and sales of all products UpRight manufactures and distributes.

        The primary customers for aerial work platforms are equipment rental companies. Over the past several years, the North American equipment rental industry has undergone significant consolidation. A number of UpRight's customers have been acquired by large national rental companies. By consolidating, these customers have gained purchasing power which has resulted in concessions from manufacturers, including lower equipment prices, extended financing terms, and the carrying of increased inventory to meet rapid delivery requirements of customers. Management believes that UpRight's international diversification and relationship with Horizon make the Company less dependent on the business of the large national rental companies than many of its competitors.

        During fiscal years 1999, 1998 and 1997, UpRight's ten largest customers, other than Horizon, together accounted for approximately 45%, 64% and 63% of UpRight's revenue, respectively. During fiscal year 1999, only one of UpRight's customers accounted for more than 10% of the Company's revenue. UpRight (U.K.) Limited (formerly Instant Zip-Up Limited) accounted for 19.1% of UpRight's revenue and 14.7% of the Company's revenue for fiscal year 1999. An affiliate of the Company owns a minority voting interest in UpRight (U.K.) Limited. During fiscal year 1998, two of UpRight's customers accounted for 15.6% and 12.8% of the Company's revenue, and in fiscal year 1997, two of UpRight's customers accounted for 14.9% and 10.6% of the Company's revenue.

MANUFACTURING

        UpRight currently manufactures scissor lifts, portable lifts, and aluminum scaffolding in Selma, California. UpRight manufactures boom lifts in a new facility in Madera, California, located 40 miles north of Selma. Construction of the Madera facility was completed in December 1998, including a telescopic material handler assembly building. UpRight transferred boom lift production from Selma to Madera in January 1999.

        The ramp-up of production at the Madera facility has been slower than expected as UpRight underestimated the time necessary to establish a productive workforce. While there is an abundance of unskilled labor in the Madera area, hiring a new workforce with the requisite skills proved more difficult than anticipated. UpRight is addressing this issue by providing training programs for its personnel, including welders and assemblers. The continuous flow paint facility at the Madera facility has also taken longer to come on line than anticipated, adding substantial labor hours to each machine. UpRight is currently painting one production boom model using this state-of-the-art paint facility, and management believes that it will be fully operational for all models by November 1999.

        UpRight has also experienced capacity constraints at the Selma facility, resulting primarily from increasing international customer demand for their equipment to be painted particular colors, which usually include two tone color schemes. The paint facilities at Selma do not have the capacity to undertake this task efficiently at the volumes experienced in the second half of fiscal 1999. As a result, UpRight is currently in the process of installing a new liquid paint system and negotiating to expand the existing powder paint system at Selma. Management expects that the liquid paint facility will be operational in January 2000 at an estimated cost of $5.0 million while the powder paint facility is expected to be operational in June 2000 at an estimated cost of $1.5 million.

        During fiscal year 2000, as capacity constraints are removed, UpRight expects to adopt a manufacturing strategy of maintaining a relatively constant level of production throughout the year. Although this strategy will most likely result in elevated inventory levels in the historically slower first half of the fiscal year, it is anticipated that it will smooth the manufacturing cycle throughout the year, leading to more efficient use of facilities, personnel and suppliers. In addition, this strategy is expected to increase UpRight's ability to meet rapid delivery requirements of customers.

        Historically, Upright has maintained a mix of "regular" and "temporary" personnel, providing the flexibility to quickly adjust production levels during periods of changing market demand. In response to smoother production levels, and in order to retain the skilled workforce being developed, UpRight plans to reduce the percentage of temporary workers.

MATERIAL AND SUPPLY ARRANGEMENTS

        UpRight obtains raw materials, principally steel and aluminum, and other component parts, most notably engines, drive motors, tires, bearings, electronics and hydraulics, and supplies from third parties. Although alternative suppliers are available for all raw materials and components, UpRight could experience delays in obtaining components meeting the requisite specifications from alternative suppliers in the event a principal supplier was unable to supply a particular component. UpRight seeks to manage the risk of unavailability of key components and raw materials through supply chain management initiatives including supplier certification.

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

        UpRight competes in the aerial work platform industry primarily with several other manufacturers, including JLG Industries ("JLG"), Genie Industries ("Genie"), Grove Worldwide, and Skyjack Inc. ("SkyJack"), which each manufacture scissor lifts, boom lifts and portable lifts; OmniQuip International Inc. ("OmniQuip") and Terex Corp., which each manufacture scissor lifts and boom lifts; and Mayville Engineering Company, which manufactures scissor lifts and portable lifts. These companies compete on the basis of product quality, price, financing, delivery, and sales and service support. Management believes JLG and Genie each have over 30% share of the aerial work platform market, over twice the share of the nearest competitor.

        Management believes that UpRight's scissor lift product line is as extensive as that of any other manufacturer in the industry, placing UpRight among the top four scissor lift manufacturers worldwide. Since the introduction of its first boom product line in 1997, UpRight has been systematically deepening its boom offerings, targeting high demand product segments. However, several of UpRight's competitors currently offer a more comprehensive boom lift product line.

        Certain of UpRight's competitors are part of, or are affiliated with, companies that are larger and have greater financial resources than UpRight. For example, Textron Inc. recently agreed to buy OmniQuip. Several of UpRight's competitors, including JLG, Genie, and SkyJack, have significantly increased, or are in the process of significantly increasing, their manufacturing capacity.

EMPLOYEES

        UpRight had 988 persons employed as of June 27, 1999. None of UpRight's employees is subject to collective bargaining agreements.

                                     HORIZON

        Horizon is a leading industrial equipment rental, sales and service company specializing in aerial work platforms, including scissor lifts, boom lifts and portable lifts, telescopic material handlers and forklifts, scaffolding and general rental equipment, serving a diverse range of approximately 10,000 active customers from 16 domestic locations. Horizon offers a full service, integrated approach to serving its customers' needs by providing rentals of equipment, sales of new and used equipment, sales of spare parts and repair and maintenance services. For fiscal year 1999, approximately 49% of Horizon's revenue was generated by equipment rentals, approximately 44% of Horizon's revenue was generated by sales of new and used equipment, and the remainder was generated by training services, sales of spare parts and certain related customer services. Management believes that, among major industrial equipment rental companies, Horizon has one of the highest ratios of sales to rentals in the industry. Within the last five fiscal years, Horizon has strategically expanded its product offerings to include, in addition to UpRight products, certain additional product lines from other leading manufacturers. Horizon acts as a distributor for UpRight products in all of Horizon's designated market areas. Horizon and UpRight operate independently, and all transactions between them are conducted on an arm's-length basis.

PRODUCTS AND SERVICES

        Equipment rental represents Horizon's principal line of business. In fiscal year 1999, equipment rental revenue, together with rental-related revenue, such as repair services, delivery charges and damage waiver income, accounted for approximately 49% of Horizon's revenue. Horizon also acts as a distributor of new equipment on behalf of UpRight and certain other nationally known equipment manufacturers. In fiscal year 1999, approximately 44% of Horizon's revenue was derived from the sale of new and used equipment, of which approximately 42% was equipment manufactured by UpRight. Revenue from the sale of parts and merchandise accounted for approximately 7% of Horizon's revenue in fiscal year 1999.

        Rental Equipment. Horizon rents over 480 different models of aerial work platforms and other industrial equipment as of June 27, 1999, consisting of scissor lifts, boom lifts (including one truck-mounted boom lift model), portable lifts and telescopic material handlers and forklifts, with a total exceeding 4,250 pieces of equipment (excluding scaffolding and general rental). The original equipment cost of Horizon's rental fleet was approximately $81.7 million as of such date. In addition, Horizon rents general rental equipment in two branches, with an original equipment cost of approximately $3.0 million as of such date. Horizon also maintains a comprehensive inventory of aluminum scaffolding with an original equipment cost of approximately $977,000 as of such date. The distribution of Horizon's total rental equipment fleet (based on original equipment cost) as of June 27, 1999 was: (i) scissor lifts (42%); (ii) boom lifts (29%); (iii) telescopic material handlers (18%); (iv) general rental equipment (4%); (v) forklifts (3%); (vi) scaffolding (1%); (vii) portable lifts (1%); and (viii) other equipment (2%). The mix of rental equipment at each of Horizon's 16 domestic locations is tailored to meet the demands of the local customer base.

        Sales of New Equipment. In addition to equipment rental, Horizon is a distributor for various equipment manufacturers in certain of its designated market areas, including UpRight (scissor lifts, boom lifts, portable lifts and aluminum scaffolding), Denka Lift (specialized boom lifts), Mitsubishi (forklifts), OmniQuip (Sky-Trak telescopic material handlers), Carelift Equipment (telescopic material handlers) and Elliott (truck-mounted boom lifts). Horizon also sells equipment manufactured by Genie (boom lifts). Horizon believes that, by offering new equipment for sale, it strengthens its relationships with its existing rental customers who may want to purchase certain pieces of often-utilized equipment, and it enables Horizon to develop new rental customer relationships as it sells new equipment to customers who rent equipment to supplement their owned machines.

        Sales of Used Equipment. Horizon routinely sells used equipment to adjust the size and composition of its rental fleet to changing market conditions and as part of its ongoing commitment to maintain a modern, high-quality rental fleet. Horizon believes it achieves favorable sales prices for its used equipment as a result of its preventive maintenance program and its practice of selling used equipment before it becomes irreparable or obsolete. Horizon's management attempts to optimize the timing of sales of used equipment by taking into account maintenance costs, rental demand patterns and resale prices. Horizon sells used equipment to its existing rental customers as well as to other used equipment buyers. In fiscal year 1999, Horizon significantly increased its sales of used equipment in order to reduce the level of equipment that was five years old or older. The average age of Horizon's rental fleet decreased from 39 months at June 1997 to 25 months at June 1999.

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

        Horizon seeks to manage its rental fleet to optimize the return on its investment in rental equipment. Senior management regularly interacts with branch managers to monitor equipment utilization rates and indicated demand at each location in order to determine and react to trends and imbalances between supply and demand for equipment. In late fiscal year 1998, Horizon divided its operations into three regions, which are overseen by regional managers. The use of regions has superseded the need for a "hub-and-spoke" network among certain of its branch and satellite locations. Through its information systems, employees at locations within a certain region are able to locate a specific item within that geographic region and determine whether that item is currently rented to a customer, undergoing maintenance or available for delivery. Depending on a number of objective factors, such as transportation costs between branches and length of rental, management will determine whether the equipment should be transferred to a different branch.

        During fiscal year 1999, Horizon acquired the stock of an aerial work platform sales, rental and repair company in Commerce City, Colorado for $2.3 million plus $3.3 million of assumed debt.

        Horizon utilizes an integrated AS400 information system that allows both the corporate headquarters and the branch locations to have instantaneous access to all inventory and rental information. The system also provides immediate access to customer records and needs and management believes enables Horizon to move its assets among locations to optimize equipment utilization and maximize customer service. Management believes that its information systems are an integral component in its ability to manage its locations effectively.

CUSTOMERS

        Horizon serves a diverse range of approximately 10,000 active customers. No single customer of Horizon accounted for more than 1% of Horizon's revenue during fiscal years 1999, 1998 and 1997. Horizon classifies its customers as either construction or industrial end users. In fiscal year 1999, approximately 59% of Horizon's revenue was derived from construction end users, with the remaining 41% being derived from industrial end users. In fiscal year 1998, approximately 54% of Horizon's revenue was derived from construction end users, with the remaining 46% being derived from industrial end users. In fiscal year 1997, approximately 53% of Horizon's revenue was derived from construction end users, with the remaining 47% being derived from industrial end users. The increase in the percentage of revenue derived from construction related users in fiscal year 1999 compared to fiscal year 1998 is due to an increase in Horizon's sales and rental of telescopic material handlers during such period. Construction customers include users in specialized trades, such as electricians, painters, HVAC and mechanical contractors. Industrial customers include users engaged in the maintenance of warehouses, manufacturing plants and commercial and institutional facilities.

COMPETITION

        The equipment rental industry has undergone significant consolidation over the past several years. These large national rental companies have acquired numerous companies in all regions of the country. In a number of large metropolitan areas, notably New York and Los Angeles, management estimates that the large national rental companies have market shares greater than 60%. The largest national rental company, United Rentals, has reported annualized revenue of approximately $2 billion in 700 locations, with Atlas-Copco, through its owned companies Prime and Rental Service Corporation, reporting approximately $1.2 billion in revenue in 300 locations. Horizon competes with some or all of these large national rental companies in each of its locations.

        At this point, management believes that such consolidation has had only a negligible effect on Horizon's operations. On the positive side, rental rates have tended to stabilize as companies that had been former competitors have been consolidated. In addition, Horizon has been able to hire a number of quality employees (mechanics, drivers, operations) in an otherwise tight job market. On the negative side, with so many locations in a given market, the large national rental companies are often better able to deliver equipment to the end user on a timely basis.

SUPPLIERS

        Each Horizon branch carries a comprehensive line of UpRight equipment in its rental fleet, including scissor lifts, boom lifts and portable lifts, as well as generally carrying aluminum scaffolding. Each location also carries a variety of equipment from other manufacturers, including boom lifts and forklifts. Horizon purchases all of its equipment directly from the original equipment manufacturer. UpRight accounted for approximately 60%, 45%, and 53% of Horizon's total capital purchases of equipment for fiscal years 1999, 1998 and 1997, respectively. Horizon believes it could readily replace any of its suppliers for rental equipment if it were necessary.

SALES AND MARKETING

        In the sales and rental of aerial work platforms, Horizon's strategy is to focus on small- to mid-sized end users. Horizon concentrates on providing a wide selection of equipment choices to a large, diversified customer base while providing comprehensive customer service and technical support.

        There are currently 78 employees in Horizon's sales force, including specialists who focus on the construction industry, with a primary focus on equipment rentals, specialists who focus on the industrial market, with a primary focus on equipment sales, and special account managers who focus on specialized industries and end users. Horizon's sales force has been with Horizon an average of approximately three years. Sales personnel are compensated on a salary-plus-commission basis and report directly to branch managers or sales managers.

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

EMPLOYEES

        As of June 27, 1999, Horizon had a total of 329 full-time employees, including 14 personnel in the Fresno headquarters who provide administrative and accounting services. Each branch location averages 14 to 23 people, typically structured as follows: one manager, three to four office persons, two to five sales persons, five to eight mechanics and three to five truck drivers. Horizon is unionized in four locations: Ridgefield Park and Lakewood, New Jersey; Highland, New York; and Chicago, Illinois. In New Jersey and New York, a total of 19 mechanics and drivers are members of the International Brotherhood of Operating Engineers, while the Chicago branch has a total of five mechanics and drivers represented by the Automobile Mechanics' Local #701.

ITEM 2. PROPERTIES.

        The Company maintains its corporate and administrative offices at UpRight's Madera, California facility at 801 South Pine Street, Madera, California 93637, telephone (559) 662-3900.

        UpRight maintains its headquarters and manufacturing operations at its owned facilities at 1775 Park Street, Selma, California 93662, telephone (559) 891-5200. UpRight has approximately 335,000 square feet of manufacturing space at its Selma, California facility, where it manufactures all of the scissor and portable lift products as well as scaffolding. To support its product line expansion strategy, UpRight added a 325,000 square foot facility in Madera, California, where it manufactures boom lifts and which is expected to be utilized to manufacture telescopic material handlers. The Madera building program was financed through a 15 year bank loan. UpRight also leases a sales office and training facility in Cincinnati, Ohio with a five-year term and a storage facility in Selma, California with a six-month term with optional six-month renewals.

        Horizon's corporate headquarters are located at 1540 East Shaw Avenue, Suite 123, Fresno, California 93710, telephone (559) 248-8180. Horizon currently has 16 branch facilities at the following locations: Atlanta, Georgia; Charlotte and Raleigh, North Carolina; Beltsville, Maryland; Hayward, Napa, Sacramento and Brea, California; Elmhurst, Illinois; Houston, Katy (Houston), and Dallas, Texas; Commerce City (Denver), Colorado; Ridgefield Park and Lakewood, New Jersey; and Highland, New York. Horizon's corporate headquarters are leased for a term expiring in August 2000. The branch facilities in Dallas and Katy, Texas, and Brea, California are owned by the Company. Otherwise, Horizon's branch facilities are typically leased for terms ranging from three to five years with options to extend or renew. Horizon's management believes it would be able to relocate its branches to alternate locations on comparable lease terms.

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

        There are various claims and litigation pending against UpRight and Horizon for personal injury and property damage arising out of incidents involving the use of UpRight products and, in the case of Horizon, products of UpRight and other manufacturers. The Company believes that litigation of this type is common in the businesses of UpRight and Horizon and for other manufacturers and distributors in the aerial work platform industry. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that (except as described below) all claims, legal actions, complaints and proceedings which have been filed or are pending against UpRight and Horizon, as well as possible future claims, are adequately covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts and maximum coverage limits.

        The Company has accrued what management believes are adequate reserves with respect to pending and potential claims. Management believes that UpRight's and Horizon's potential exposure to product liability/general claims may be affected by the substantial growth in usage of aerial work platforms over the past several years, which has dramatically increased machine population and the number of users. There can be no assurance that existing or future claims will not exceed the level of UpRight's and Horizon's insurance, or that such insurance will continue to be available on economically reasonable terms, or at all. In addition, certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, generally are not covered by insurance. Since the acquisitions of UpRight and Horizon by the Company, neither subsidiary has been required to pay any claim for punitive damages. Product liability costs incurred by the Company, including premiums and self-insurance retention payments for legal judgments and settlement costs, for fiscal years 1999, 1998 and 1997 approximated 0.2%, 1.7%, and 2.2% of revenue, respectively. Various legal actions (in areas other than product liability) may arise in the ordinary course of business from time to time against the Company, UpRight or Horizon. Other than with respect to product liability or as described below, there is no material litigation currently pending against the Company, UpRight or Horizon. None of the litigation pending against UpRight is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity. Horizon has been sued for damages arising out of a traffic accident involving a Horizon employee. The matter is in the early stages of investigation, pleading and discovery. No demand has been received. However, the initial "prayer" for damages in the complaint, which was filed in the United States District Court for the Eastern District of Virginia,
Alexandria Division, in July 1999, by Roy Woodle, seeks to recover $25.0 million in general damages, which amount exceeds Horizon's $11,000,000 combined policy limits of primary and excess insurance for this type of loss. The complaint alleges a cause of action for negligence. Based upon investigation to date and consultation with the Company's insurance carrier and legal counsel, management does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        There is no public market for the common stock or equity securities of the Company. See "Item 12" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

        The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full consolidated financial statements, related notes and other information included elsewhere herein.

                                                                           FISCAL YEAR ENDED

                                                   JUNE 27,      JUNE 28,      JUNE 29,     JUNE 30,     JULY 2,
                                                     1999          1998         1997          1996         1995
                                                    --------      --------     --------     --------     --------
                                                                          (DOLLARS IN THOUSANDS)
OPERATING STATEMENT DATA:

Revenue (1) .................................       $200,197      $170,797     $139,904     $117,903     $ 85,157
Cost of revenue .............................        146,814       117,844       94,315       78,638       58,217
                                                    --------      --------     --------     --------     --------

Gross profit ................................         53,383        52,953       45,589       39,265       26,940

Research and development expenses ...........          8,691         5,952        4,281        2,865        1,817
Product liability costs .....................            351         2,807        3,115        3,015        2,094

Selling, general, and administrative expenses         31,623        23,902       18,117       15,124       13,982
                                                    --------      --------     --------     --------     --------

Income from operations ......................         12,718        20,292       20,076       18,261        9,047
Interest expense, net .......................         12,110         9,421        3,983        2,907        2,566
Other Expense, net ..........................            194             6           --          539          186
                                                    --------      --------     --------     --------     --------
Income before provision for Income taxes ....            414        10,865       16,093       14,815        6,295
Provision for income taxes ..................            211         3,206        6,131        6,047        2,608

Net income ..................................       $    203      $  7,659     $  9,962     $  8,768     $  3,687
                                                    ========      ========     ========     ========     ========

BALANCE SHEET DATA:

Cash and cash equivalents ...................         13,328        63,669       77,345       11,164        4,314
Working Capital (deficit) ...................         54,709        88,490       98,835        7,877       (4,271)
Total assets ................................        224,020       196,659      167,825       75,985       55,082
Total debt ..................................        150,606       124,127      113,884       36,999       30,456
Stockholder's equity ........................         28,393        34,690       27,031       17,069        8,298

OTHER DATA:

EBITDA (2) ..................................       $ 26,388      $ 28,345     $ 25,880     $ 22,695     $ 12,626

(1) The following details UpRight's and Horizon's revenue, and the elimination of inter-company sales for fiscal years 1999, 1998, 1997, 1996 and 1995:

                                                     FISCAL YEAR ENDED
                                                     -----------------
                         JUNE 27,       JUNE 28,       JUNE 29,       JUNE 30,       JULY 2,
                           1999           1998           1997           1996          1995
                        ---------      ---------      ---------      ---------      ---------
                                                (DOLLARS IN THOUSANDS)
UpRight ...........     $ 153,875      $ 137,975      $ 110,471      $  93,273      $  65,593
Horizon ...........        77,110         54,725         44,315         38,112         32,236
Inter-company sales      (30,788)        (21,903)       (14,882)       (13,482)       (12,672)
                        ---------      ---------      ---------      ---------      ---------
                        $ 200,197      $ 170,797      $ 139,904      $ 117,903      $  85,157
                        =========      =========      =========      =========      =========


(2) EBITDA represents income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization and other expenses and income. The Company has included information concerning EBITDA in its annual report because it is used by certain investors as a measure of a company's ability to service its debt obligations. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flow as an indicator of the Company's operating performance. In addition, in fiscal year 1999, depreciation and amortization includes $408 of accelerated amortization, resulting from impairment of certain long lived assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

        The Company's strategy is to create shareholder value by providing capital, strategic and financial direction and management to its wholly owned operating subsidiaries, UpRight and Horizon. Prior to fiscal year 1994, Horizon was a division of UpRight, operating as a captive equipment dealer and industrial equipment rental company in certain markets. In fiscal year 1994, the Company decided each business would be managed and operated separately. All inter-company transactions between UpRight and Horizon are currently, and are intended to continue to be, conducted on an arm's-length basis. UpRight sells equipment to Horizon for the same price it would otherwise charge a comparable distributor. Horizon purchases equipment from UpRight, as well as from other major manufacturers, including certain models and product lines that may be produced by UpRight. The Company intends to maintain the distributor/supplier relationship between the two subsidiaries. Sales to Horizon accounted for approximately 19%, 16%, and 13% of UpRight's revenue for fiscal years 1999, 1998 and 1997, respectively. Purchases from UpRight accounted for 60%, 45% and 53% of Horizon's total capital purchases of equipment for fiscal years 1999, 1998 and 1997, respectively. UpRight and Horizon maintain stand-alone financial statements. Sales from UpRight to Horizon are reflected in UpRight's stand-alone financial statements at the actual arm's-length price charged. Purchases by Horizon from UpRight are reflected in Horizon's stand-alone financial statements at dealer cost. "Dealer cost" means the price paid by Horizon to purchase equipment from equipment manufacturers, including from UpRight on arm's-length terms. All significant inter-company balances and transactions are eliminated in consolidation.

        Demand in the aerial work platform and industrial equipment rental industries has been historically related to the cyclical levels of construction and industrial activity in North America, and may at times change dramatically. The Company expects the aerial work platform industry will continue to be dependent upon North American construction and industrial activity, although international sales increasingly comprise a greater proportion of total industry revenues. The Company believes that UpRight has among the highest percentages of revenue from international sales of any aerial work platform manufacturer, and that this diversification may help mitigate the impact of cyclical downturns in North America. Horizon responds to downturns in the United States construction market by delaying expansion capital expenditures and adjusting the timing of replacement capital expenditures.

        The following table sets forth for the periods indicated certain historical revenue and percentages from customer geographical segments:

                                                             FISCAL YEAR ENDED
                                                             -----------------
                                      JUNE 27,                     JUNE 28,                  JUNE 29,
                                        1999                        1998                      1997
                                 -------------------        -------------------        -------------------
                                                              (DOLLARS IN MILLIONS)
United States, Canada, Latin
   America .................     $132.0         65.9%       $115.2         67.4%       $ 96.8         69.2%
Europe .....................       64.3         32.1%         48.3         28.3%         35.3         25.2%
Pacific Rim ................        3.9          2.0%          7.3          4.3%          7.8          5.6%
                                 ------        -----        ------        -----        ------        -----
                                 $200.2        100.0%       $170.8        100.0%       $139.9        100.0%
                                 ======        =====        ======        =====        ======        =====

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain historical income statement data derived from the Company's consolidated statements of operations expressed in dollars and as a percentage of net revenue.

                                                           FISCAL YEAR ENDED
                                                           -----------------
                                    JUNE 27,                    JUNE 28,                        JUNE 29,
                                      1999                        1998                            1997
                               -------------------        -------------------             -------------------
                                                       (DOLLARS IN THOUSANDS)
Revenue ..............       $200,197         100.0%     $170,797         100.0%        $139,904         100.0%
Cost of revenue ......        146,814          73.3%      117,844          69.0%          94,315          67.4%
                             --------      --------      --------      --------         --------      --------
Gross profit .........         53,383          26.7%       52,953          31.0%          45,589          32.6%
Operating expenses ...         40,665          20.3%       32,661          19.1%          25,513          18.2%
                             --------      --------      --------      --------         --------      --------
Income from operations         12,718           6.4%       20,292          11.9%          20,076          14.4%
Interest expense, net          12,110           6.0%        9,421           5.5%           3,983           2.8%
Other  expense, net ..            194            .1%            6            --               --            --
Provision for
Income taxes .........            211            .1%        3,206           2.4%           6,131           4.4%
                             --------      --------      --------      --------         --------      --------
Net income ...........       $    203            .1%     $  7,659           4.5%        $  9,962           7.1%
                             ========      ========      ========      ========         ========      ========
EBITDA ...............       $ 26,388          13.2%     $ 28,345          16.6%        $ 25,880          18.5%
Depreciation &
  amortization .......         13,670                       8,053                          5,804

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

                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                          12 MONTHS ENDED JUNE 27, 1999

                                               COMPANY          HORIZON          UPRIGHT      ELIMINATIONS     CONSOLIDATED
                                               -------          -------          -------      ------------     ------------
Revenues
     Equipment Sales

          New ..........................                       $  30,315        $ 153,773       $ (30,788)       $ 153,300
          Used .........................                           7,109                                             7,109
     Rental and  Services ..............                          39,686              102                           39,788
                                              ---------        ---------        ---------        ---------       ---------
          Total Revenues ...............             --           77,110          153,875         (30,788)         200,197
Gross Profit
     Equipment Sales

          New ..........................                           6,318           35,630             121           40,834
          Used .........................                           2,109                                             2,109
     Rental and  Services ..............            322           13,710              (37)         (4,790)          10,440
                                              ---------        ---------        ---------        ---------       ---------
           Total Gross Profit ..........            322           22,137           35,593          (4,669)         53,383
           %  of  Revenues .............                            28.7%           23.1%                            26.7%
Operating expenses

     Selling, general and administrative      $   5,863           14,568          11,192                           31,623

     Product Liability .................                                             351                              351
     Research and development ..........                                           8,691                            8,691
                                              ---------        ---------       ---------         ---------      ---------
           Total Operating Expenses ....          5,863           14,568          20,234                --         40,665
Income/(Loss) from Operations ...........     $  (5,541)       $   7,569       $  15,359        $  (4,669)      $  12,718
           % of Revenues ...............                             9.8%           10.0%                             6.4%

                                                                    CONSOLIDATING STATEMENT OF OPERATIONS
                                                                               (IN THOUSANDS)
                                                                                 (UNAUDITED)
                                                                        12 MONTHS ENDED JUNE 28, 1998
                                               COMPANY         HORIZON           UPRIGHT       ELIMINATIONS     CONSOLIDATED
                                               -------         -------           -------       ------------     ------------
Revenues
     Equipment Sales

          New ..........................                      $   21,926        $ 137,975        $ (21,903)      $ 137,998
          Used .........................                           4,207                                             4,207
     Rental and Services ...............                          28,592                                            28,592
                                              ---------       ----------        ---------        ----------      ---------
          Total Revenues ...............             --           54,725          137,975          (21,903)        170,797
Gross Profit
     Equipment Sales

          New ..........................                           4,900           39,022             (867)         43,055
          Used .........................                           1,807                                             1,807
     Rental and Services ...............                          10,769                            (2,678)          8,091
                                              ---------       ----------        ---------        ---------       ---------
           Total Gross Profit ..........             --           17,476           39,022           (3,545)         52,953
           %  of  Revenues .............                            31.9%            28.3%                            31.0%
Operating expenses

     Selling, general and administrative      $   1,321           11,376           11,205                           23,902
     Product Liability .................                                            2,807                            2,807
     Research and development ..........                                            5,952                            5,952
                                              ---------        ---------        ---------        ---------       ---------
           Total Operating Expenses ....          1,321           11,376           19,964               --          32,661
Income/(Loss) from Operations ..........      $  (1,321)       $   6,100        $  19,058        $  (3,545)      $  20,292
           % of Revenues ...............                            11.1%            13.8%                            11.9%


FISCAL YEAR  ENDED JUNE 27, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 28, 1998

        Revenue increased by 17.2% to $200.2 million in fiscal year 1999 from $170.8 million in fiscal year 1998. The increase of $29.4 million was primarily attributable to increased revenue from sales of new equipment of $15.3 million (including sales of UpRight equipment by Horizon) and increased rental and service revenue for Horizon of $11.1 million. The primary reasons for the increase in new equipment sales were UpRight's sales of large scissor lifts and boom lifts and Horizon's sales of telescopic material handlers. The increase in Horizon's rental and service revenue was primarily attributable to significant rental fleet additions and the inclusion of results from businesses acquired subsequent to the third quarter in fiscal year 1998.

        Gross profit for fiscal year 1999 was $53.4 million, an increase of $0.4 million over gross profit of $53.0 million for fiscal year 1998. The increase in gross profit is attributable to higher revenue; however, gross margins decreased to 26.7% for fiscal year 1999 compared to 31.0% for the previous fiscal year, due to a combination of factors at UpRight and Horizon. During fiscal 1999, UpRight faced increased competitive pricing pressure on its sales of new equipment and inefficiencies in its manufacturing process. UpRight's manufacturing inefficiencies were due to the ramp-up of production at the new Madera facility caused by the slower than expected development of a trained, productive workforce and delays in bringing on-line the continuous flow paint facility. In addition, UpRight experienced paint capacity constraints at its Selma facility. Gross profit was also negatively impacted due to increased sales of lower margin forklifts and telescopic material handlers at Horizon, together with lower sales prices on used equipment and increased depreciation expense, and higher elimination of gross profit attributable to UpRight's products held in Horizon's rental fleet and sales inventory as of June 27, 1999 compared to June 28, 1998.

        Operating expenses, consisting of selling, general and administrative expenses, product liability and research and development expenses were $40.7 million for fiscal year 1999 compared to $32.7 million for the same period last year. SG & A expenses increased by $7.7 million to $31.6 million in fiscal year 1999 compared to fiscal year 1998, due to higher corporate expenses of $3.5 million at the Company, including a $1.0 million severance payment to the former President of the Company, and higher marketing and administrative expenses at Horizon of $3.5 million due to the increase in size of the business. Product liability expense was $0.4 million for fiscal year 1999 compared to $2.8 million in fiscal year 1998. The decrease in product liability expense is primarily due to the reduction in the accrued liability based on a low incident rate and cost per case experienced in fiscal year 1999. Research and development expense for fiscal year 1999 was $8.7 million compared to $6.0 million for fiscal year 1998. The increase in Research and development expenses is due to developing new boom lift products and telescopic material handlers.

        Interest expense, net of interest income, increased to $12.1 million for fiscal year 1999 from $9.4 million for fiscal year 1998 due primarily to lower cash balances and higher borrowings used to fund Horizon's rental additions and UpRight's Madera facility construction.

        Income taxes in fiscal year 1999 were $0.2 million compared to $3.2 million in fiscal year 1998. The decrease in provision for income taxes is primarily due to lower taxable income in fiscal year 1999.

        Net income for fiscal year 1999 was $0.2 million, representing a decrease of $7.5 million from net income of $7.7 million for the previous fiscal year, as a result of the factors described above.

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

        The Company meets its liquidity needs through internally generated funds and committed finance facilities available to its subsidiaries, UpRight and Horizon, and cash balances.

        The Company's cash balance as of June 27, 1999 was $13.3 million. This cash is used in part to finance the capital expenditure program at UpRight and Horizon and, in addition, used for general corporate purposes. UpRight and Horizon have revolving lines of credit from major financial institutions of $20.0 million and $5.3 million, respectively. As of June 27, 1999, UpRight and Horizon had utilized $6.5 million and $4.4 million of their respective revolving lines of credit. On August 9, 1999, UpRight entered into a financing agreement with a financial institution that will hold available to UpRight credit facilities in the aggregate total amount of $40.0 million to renegotiate its existing revolving line of credit of $20.0 million. Facility number one is a revolving line of credit for working capital of up to $25.0 million, with a step-down of available commitment amount and outstanding balances to $20.0 million on January 31, 2000. Facility number two is a revolving line of credit for funding equipment purchases of up to $10.0 million due and payable at maturity, which is June 30, 2000, with periodic principal reductions from refinance by certain leasing companies. Facility number three is a revolving line of credit for real estate construction and improvements of the boom manufacturing plant of up to $5.0 million, due and payable at maturity, which is June 30, 2000. On September 3, 1999, Horizon entered into a financing agreement with a financial institution to increase its credit facilities from $5.3 million to $46.3 million. The facility includes a $30.0 million term loan, payable in equal principal payments plus accrued interest for 60 months. In addition, a $10 million facility was established for purchasing rental equipment during fiscal 2000. This facility is interest only and will convert to a five year term loan in July 2000. Finally, Horizon's revolver was increased from $5.25 million to $6.25 million.

        The Company's working capital was $54.7 million and $88.5 million at June 27, 1999 and June 28, 1998, respectively. The decrease in working capital is due to the reduction of cash balances of $50.3 million in fiscal year 1999. The cash was used to finance Horizon's capital expenditure program, including acquisitions made during fiscal year 1999. Inventories and accounts receivable increased by $26.7 million during fiscal year 1999 due to the increased revenues from new products, acquisitions made by Horizon, and extended terms provided by UpRight to its international customers.

        The Company's outstanding debt was $150.6 million and $124.1 million at June 27, 1999 and June 28, 1998, respectively. The increase in borrowings was due to UpRight financing capital expenditures at its Selma and Madera facilities of $27.4 million during fiscal year 1999. Cash and cash equivalents were $13.3 million and $63.7 million as of June 27, 1999 and June 28, 1998, respectively.

        Net cash used by operating activities was $9.9 million in fiscal year 1999 compared to net cash provided by operating activities of $5.0 million for fiscal year 1998. The increase in net cash usage by operating activities of $14.9 million is primarily related to lower net income of $7.5 million, an increase in accounts receivable usage of $8.2 million, and an increase in inventory usage of $3.0 million offset by higher depreciation and amortization of $5.2 million.

        Cash used in fiscal year 1999 for the purchase of property, plant and equipment totaled $65.1 million, including $14.3 million used in the three months ended June 27, 1999. This capital expenditure was incurred to upgrade and expand Horizon's rental fleet and UpRight's manufacturing facilities at Selma and Madera, California.

        Net cash provided by financing activities was $19.9 million and $10.2 million in fiscal year 1999 and fiscal year 1998, respectively. The increase in net cash provided by financing activities resulted primarily from UpRight borrowing to fund the construction of its manufacturing facility at Madera, California. The Company paid a dividend of $6.5 million to WRC Holdings, Inc. in fiscal year 1999 and no dividend in fiscal year 1998.

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

        Each of the Company, UpRight and Horizon have essentially completed their Y2K programs and believe their respective systems and products to be compliant. The Company (including UpRight and Horizon) does not believe there to be any Y2K issue with the products it sells, rents or services. Each of the Company, UpRight and Horizon has written assurances from its respective suppliers to confirm this.

        The total cost of the Y2K project to date has not been material. The Company believes that the most reasonably likely worst case Y2K scenario would result from suppliers or other third parties failing to achieve Y2K compliance. Depending upon the number of third parties, their identity and the nature of the non-compliance, the Y2K issue could have a material adverse effect on the Company's financial position or results of operations. The Y2K project has significantly reduced the Company's level of uncertainty about the compliance and readiness of third parties. The Company is completing a contingency plan should any problems occur in critical areas.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
Independent Auditors' Report ......................................      23
Consolidated Balance Sheets -- June 27, 1999 and June 28, 1998 ....      24
Consolidated Statements of Operations -- Years Ended June 27, 1999,
June 28, 1998 and June 29, 1997 ...................................      25
Consolidated Statements of Stockholder's Equity -- Years Ended
  June 27, 1999, June 28, 1998 and June 29, 1997 ..................      26
Consolidated Statements of Cash Flows -- Years Ended June 27, 1999,
  June 28, 1998 and June 29, 1997 .................................      27
Notes to Consolidated Financial Statements ........................      28
Consolidated Financial Statements Schedule:

    Schedule II-Valuation and Qualifying Accounts .................      41



Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of W.R. Carpenter North America, Inc.
Madera, California

We have audited the consolidated balance sheets of W.R. Carpenter North America, Inc. and subsidiaries as of June 27, 1999 and June 28, 1998 and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended June 27, 1999 and the related financial statement schedule listed in the accompanying index at item 8. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W.R. Carpenter North America, Inc. and subsidiaries as of June 27, 1999 and June 28, 1998 and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1999 in conformity with generally accepted accounting principles.

PANNELL KERR FORSTER

Certified Public Accountants
A Professional Corporation

Los Angeles, California
August 22, 1999, except for note 21 for which the date is September 3, 1999

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS EXCEPT PAR VALUE)

                                                                      JUNE 27,      JUNE 28,
                                                                        1999          1998
                                                                      --------      --------
                                     ASSETS
Current assets

  Cash and cash equivalents ....................................      $ 13,328      $ 63,669
  Accounts receivable (net of allowance for doubtful accounts
      of $618 and $410, respectively) ..........................        41,817        28,625
  Inventories ..................................................        38,748        27,407
  Prepaid expenses and other ...................................         2,345         2,995
  Prepaid income taxes .........................................         1,300            --
  Deferred income taxes ........................................         1,448         1,791
                                                                      --------      --------
     Total current assets ......................................        98,986       124,487
Property, plant and equipment, net .............................       115,007        62,765
Other assets ...................................................        10,027         9,407
                                                                      --------      --------
          Total assets .........................................      $224,020      $196,659
                                                                      ========      ========
                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities

  Accounts payable .............................................      $ 26,833      $ 18,028
  Accrued wages and employee benefits ..........................         3,644         3,911
  Accrued interest .............................................           750           674
  Other accrued expenses .......................................         4,792         7,193
  Current portion of long-term debt ............................         8,258         6,191
                                                                      --------      --------
     Total current liabilities .................................        44,277        35,997
Senior Subordinated Notes Payable ..............................       104,619       104,571
Long-term debt, net of current portion .........................        37,729        13,365
Other long-term liabilities ....................................         4,304         5,108
Deferred income taxes ..........................................         4,698         2,928
                                                                      --------      --------
     Total liabilities .........................................       195,627       161,969
                                                                      --------      --------
Commitments and contingencies
Stockholder's equity
Common stock, Class A - $1 par value; 70 shares authorized,
     55 shares issued and outstanding ..........................            55            55
Common stock, Class B - $1 par value; 35 shares authorized,
     5 shares issued and outstanding ...........................             5             5
Preferred stock - $1 par value; 25 shares authorized, issued
     and outstanding ...........................................            25            25
Additional paid-in capital .....................................         8,767         8,767
Cumulative currency translation adjustment (CTA) ...............         2,084         2,084
Retained earnings (On July 3, 1994 a deficit of $31,395
     was eliminated due to a  subsidiary's quasi-reorganization)        17,457        23,754
                                                                      --------      --------
          Total stockholder's equity............................        28,393        34,690
                                                                      --------      --------
          Total liabilities and stockholder's equity ...........      $224,020      $196,659
                                                                      ========      ========

               See notes to the consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS EXCEPT SHARE AND PER-SHARE DATA)

                                                            YEARS ENDED
                                              -----------------------------------------
                                               JUNE 27,       JUNE 28,        JUNE 29,
                                                1999            1998            1997
                                              ---------       ---------       ---------
Revenues
  Equipment sales
     New ...............................      $ 149,955       $ 137,998       $ 113,867
     Used ..............................          7,109           4,207           2,589
  Rental and services ..................         43,133          28,592          23,448
                                              ---------       ---------       ---------
          Total revenues ...............        200,197         170,797         139,904
                                              ---------       ---------       ---------
Cost of Revenues
  Equipment sales

     New ...............................        109,121          94,943          78,712
     Used ..............................          5,000           2,400           1,257
  Rental and services ..................         32,693          20,501          14,346
                                              ---------       ---------       ---------
     Total cost of revenues ............        146,814         117,844          94,315
                                              ---------       ---------       ---------
Gross profit
  Equipment sales

     New ...............................         40,834          43,055          35,155
     Used ..............................          2,109           1,807           1,332
  Rental and services ..................         10,440           8,091           9,102
                                              ---------       ---------       ---------
     Total gross profit ................         53,383          52,953          45,589
                                              ---------       ---------       ---------
Operating expenses

  Selling, general and administrative ..         31,215          23,902          18,117
  Product liability ....................            351           2,807           3,115
  Research and development .............          8,691           5,952           4,281
  Impairment of long-lived assets ......            408              --              --
                                              ---------       ---------       ---------
     Total operating expenses ..........         40,665          32,661          25,513
                                              ---------       ---------       ---------
Income from operations .................         12,718          20,292          20,076
Other income (expense)

  Interest expense, net ................        (12,110)         (9,421)         (3,983)
  Other expense ........................           (194)             (6)             --
                                              ---------       ---------       ---------
Income before income taxes .............            414          10,865          16,093
Provision for income taxes .............            211           3,206           6,131
                                              ---------       ---------       ---------
Net income .............................      $     203       $   7,659       $   9,962
                                              =========       =========       =========
Earnings per common share ..............      $       3       $     128       $     166
                                              =========       =========       =========
Weighted average number of common shares         60,000          60,000          60,000
                                              =========       =========       =========

               See notes to the consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
           YEARS ENDED JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                                 (IN THOUSANDS)

                                                                                       ACCUMULATED
                                                                                          OTHER
                             COMMON STOCK           PREFERRED STOCK       ADDITIONAL  COMPREHENSIVE                TOTAL
                          --------------------    --------------------     PAID-IN        INCOME     RETAINED   STOCKHOLDER'S
                           SHARES     AMOUNTS      SHARES      AMOUNTS     CAPITAL        (CTA)      EARNINGS      EQUITY
                          --------    --------    --------    --------    --------      --------     --------     --------
Balance, June 30, 1996          60    $     60          25    $     25    $  8,767      $  2,084     $  6,133     $ 17,069
  Net income .........          --          --          --          --          --            --        9,962        9,962
                          --------    --------    --------    --------    --------      --------     --------     --------
Balance, June 29, 1997          60          60          25          25       8,767         2,084       16,095       27,031
  Net Income .........          --          --          --          --          --            --        7,659        7,659
                          --------    --------    --------    --------    --------      --------     --------     --------
Balance, June 28, 1998          60          60          25          25       8,767         2,084       23,754       34,690
 Net Income ..........          --          --          --          --          --            --          203          203
 Dividends paid ......          --          --          --          --          --            --       (6,500)      (6,500)
                          --------    --------    --------    --------    --------      --------     --------     --------
Balance, June 27, 1999          60    $     60          25    $     25    $  8,767      $  2,084     $ 17,457     $ 28,393
                          ========    ========    ========    ========    ========      ========     ========     ========



               See notes to the consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED
                                                                      -------------------------------------
                                                                       JUNE 27,      JUNE 28,     JUNE 29,
                                                                         1999         1998          1997
                                                                      ---------     ---------     ---------
Cash flows from operating activities
  Net income .....................................................    $     203     $   7,659     $   9,962
                                                                      ---------     ---------     ---------
Adjustments to reconcile net income to net cash provided (used) by operating activities
      Depreciation and amortization ..............................       13,262         8,053         5,804
     Gain on disposition of property, plant and
      equipment ..................................................       (2,163)       (1,997)       (1,380)
     Impairment of long-lived assets .............................          408            --            --
     Deferred income taxes, net ..................................        2,113            93           943
Changes in operating assets and liabilities
       Accounts receivable .......................................      (13,192)       (5,034)       (7,771)
       Inventories ...............................................      (13,532)      (10,574)       (1,001)
       Prepaid expenses and other ................................         (650)       (1,222)          (20)
       Accounts payable ..........................................        8,805         6,443          (339)
       Accrued expenses ..........................................       (2,592)        2,405         1,880
       Other, net ................................................       (2,524)         (808)       (2,626)
                                                                      ---------     ---------     ---------
            Total adjustments ....................................      (10,065)       (2,641)       (4,510)
                                                                      ---------     ---------     ---------
          Net cash provided (used) by operating
            activities ...........................................       (9,862)        5,018         5,452
                                                                      ---------     ---------     ---------
Cash flows from investing activities
     Additions to property, plant and equipment ..................      (65,065)      (27,424)      (12,356)
     Proceeds from disposition of assets .........................        6,917         4,072         2,453
     Acquisitions, net of cash acquired ..........................       (2,262)       (5,537)       (2,174)
                                                                      ---------     ---------     ---------
          Net cash used by investing activities ..................      (60,410)      (28,889)      (12,077)
                                                                      ---------     ---------     ---------
Cash flows from financing activities
     Proceeds from long-term debt ................................       81,725        15,878        29,784
     Repayment of long-term debt .................................      (55,294)       (5,683)      (48,034)
     Proceeds from senior subordinated notes .....................           --            --       104,519
     Repayment of note payable -- related party ..................           --            --       (13,463)
     Dividends paid ..............................................       (6,500)           --            --
                                                                      ---------     ---------     ---------
          Net cash provided by financing activities ..............       19,931        10,195        72,806
                                                                      ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents .............      (50,341)      (13,676)       66,181
Cash and cash equivalents at beginning of year ...................       63,669        77,345        11,164
                                                                      ---------     ---------     ---------
Cash and cash equivalents at end of year .........................    $  13,328     $  63,669     $  77,345
                                                                      =========     =========     =========
Supplemental disclosures of cash flow information:

  Cash used for interest payments ................................    $  13,502     $  12,118     $   4,777
                                                                      =========     =========     =========
  Cash used for income tax payments ..............................    $   2,320     $   2,226     $   3,599
                                                                      =========     =========     =========

See note 18 for additional supplemental disclosures of cash flow information.

               See notes to the consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 1 -- THE COMPANY

W.R. Carpenter North America, Inc. (the Company), incorporated in 1975 under the laws of Delaware, serves as the holding company for its operating subsidiaries UpRight, Inc. (UpRight) and Horizon High Reach, Inc. (Horizon).

UpRight was incorporated in California in 1947, and its stock was publicly traded from 1980 until 1988 when it was acquired by an affiliate of the Company. In 1988, through a corporate reorganization, UpRight became a wholly owned subsidiary of the Company. Prior to 1989, Horizon was an independent company in the business of renting and selling aerial work platform equipment in Southern California. In 1989, UpRight acquired the assets of Horizon which were merged into the retail division of UpRight's North American Operations. In 1994, Horizon became a separate, wholly owned subsidiary of the Company. Although Horizon is a distributor for UpRight products, the two companies have separate management teams and operate on an independent basis.

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

The principal customers for UpRight's new equipment are independent equipment distributors that primarily rent UpRight's products and provide service support to equipment users. In recent years, there has been significant consolidation in ownership among rental companies, including certain UpRight customers, resulting in a more limited number of major customers comprising a substantial portion of total revenue.

Horizon is a leading industrial equipment rental, sales and service equipment company serving a diverse range of customers from 16 domestic locations. Horizon's rental fleet consists primarily of aerial work platforms, portable lift products, self-propelled scissor lifts and boom lift products, telescopic material handlers and forklifts. Horizon rents equipment on a daily, weekly and monthly basis and, occasionally, for longer periods. Horizon is also a distributor of new equipment for several leading manufacturers and sells used equipment from its rental fleet, in addition to complementary parts, supplies and accessories.

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

RISK FACTORS

        Economic -- The equipment rental industry is highly dependent upon the level of business activity in the commercial and industrial segments of the economy. As a result, the equipment rental industry is particularly sensitive to national, regional and local slowdowns in the commercial construction industry, which is highly cyclical and subject to downturns during economic slowdowns.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

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

        Need for Continual Capital Expenditures -- A principal component of the Company's strategy is to provide its rental customers with relatively new, high-quality equipment. The Company continues to expand its manufactured product lines and manufacturing capacity. The annual replacement of equipment and plans to expand the Company's business will require significant capital expenditures. There can be no assurance that in the future the Company will have capital sufficient to fund such planned or additional expenditures.

        Insurance -- The Company maintains insurance coverage for its operations and activities. There can be no assurance that existing or future claims will not exceed the level of such insurance or that such insurance will continue to be available at economically feasible terms.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual future results could differ from those estimates.

Revenue recognition

The Company's subsidiaries recognize revenue from equipment sales upon shipment. Revenue from rentals is recognized ratably over the term of the rental contract.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out
(FIFO) method, or market.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

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

Other assets

Organization costs are amortized using the straight-line method over estimated life of 6 years. Noncompete covenants are amortized using the straight-line method over the terms of the respective agreements, two to five years.

Impairment of long-lived assets

The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

During fiscal 1997, the Company acquired certain assets and liabilities of a forklift sales, rental and repair company in California, Forklift Sales, Inc. This acquisition was accounted for under the purchase method, with the excess of cost over management's estimated fair value of the net assets acquired of $687 allocated to goodwill.

During 1999, management reviewed the estimated future cash flows related to this operation and deemed them to be insufficient to fully recover the carrying value of the assets acquired. Accordingly, management has recognized a $408 impairment expense to reduce goodwill to its estimated fair value. In addition, the Company fully accrued for the remaining portion of a consulting agreement with the former president of the acquired company. The impact of accruing this liability was $60.

Goodwill

Goodwill represents the excess purchase price paid over the fair market value of the assets of companies acquired by Horizon. Goodwill is being amortized over 10 years on a straight-line basis.

Debt issue costs

Debt issue costs are amortized on a straight-line basis over the term of the related debt.

Foreign currency translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange. Gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar, together

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

with related hedges tax effects, are reported in stockholder's equity. For foreign operations for which the U.S. dollar is the functional currency, gains and losses resulting from converting foreign currency assets and liabilities to U.S. dollars, including the related hedges, are included in trading revenue.

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

Earnings  per share

Earnings per share is computed using the weighted average number of shares outstanding of common stock. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement establishes simplified standards for computing and presenting earnings per share
(EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosures of the calculation of each EPS amount.

Fiscal year

The fiscal year of the Company ends on the Sunday nearest to June 30.

Reclassifications

Certain reclassifications have been made to the 1998 financial statements to conform with 1999 classifications. These reclassifications have no effect on equity or the net income as previously reported.

NOTE 3 -- INVENTORIES

Inventories consist of the following:

                               1999        1998
                             -------      -------
Finished goods .........     $12,998      $ 9,444
Work-in-progress .......       3,200        1,312
Raw materials ..........      22,550       16,651
                             -------      -------
                             $38,748      $27,407
                             =======      =======

A reserve of $551 and $550 for fiscal years 1999 and 1998, respectively, has been deducted from inventories for potential obsolescence.

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                            1999           1998
                                         ---------       ---------
Land ................................    $   1,647       $     391
Building and improvements ...........       18,565           7,248
Machinery and equipment .............       53,475          35,463
Rental equipment ....................       77,132          48,053
                                         ---------       ---------
                                           150,819          91,155
Less accumulated depreciation........      (35,812)        (28,390)
                                         ---------       ---------
                                         $ 115,007       $  62,765
                                         =========       =========

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 5 -- OTHER ASSETS

Other assets consist of the following:                                        1999           1998
                                                                            --------       --------
Debt issue costs, net ................................................      $  3,848       $  4,334
Goodwill .............................................................         6,863          5,029
Organization costs* ..................................................           457            457
Noncompete covenants .................................................            --             80
Deposits .............................................................           130             82
Long-term receivables ................................................           108             98
Note receivable, due from officer ....................................           439            452
                                                                            --------       --------

                                                                              11,845         10,532
Less accumulated amortization ........................................        (1,284)          (592)
                                                                            --------       --------
                                                                              10,561          9,940
Less: Current portion (included in "Prepaid and other" current assets)          (534)          (533)
                                                                            --------       --------
Other assets, net ....................................................      $ 10,027       $  9,407
                                                                            ========       ========

Amortization expense related to goodwill and organization costs during 1999 and 1998 was $692 and $323, respectively.

*Organization costs were incurred in connection with the split of Horizon from UpRight as described in note 1. Unamortized organizational costs as of June 27, 1999 were $59.

NOTE 6 -- ACQUISITIONS

During 1999, the Company acquired the stock of an aerial work platform sales, rental and repair company in Colorado (Contractor's Equipment Company of Colorado, Inc.) for $2,262 plus $3,300 of assumed debt.

During fiscal year 1998, Horizon acquired the stock of a general rental company in Texas and the stock of an aerial access sales, rental and repair company in California for $1,384 and $4,153, respectively.

The acquisition of these assets was financed as follows (in thousands):

                                                                     1999        1998
                                                                    ------      ------
           Cash payments and/or expenses, net of cash acquired      $2,262      $5,537
                                                                    ======      ======

All acquisitions have been accounted for under the purchase method. The excess of cost over management's estimated fair value of the net assets acquired related to these acquisitions totaled $1,856 and $3,899 in 1999 and 1998, respectively, and has been allocated to goodwill.

Results of the Contractor's Equipment Company of Colorado, Inc. acquisition are included in the consolidated financial statements beginning March 28, 1999.

Results of the Texas acquisition are included in the consolidated financial statements beginning January 1, 1998. Results of the California acquisition in fiscal year 1998 are included in the consolidated financial statements beginning April 1, 1998.

Unaudited proforma consolidated results of operations for the year ended June 27, 1999, were not material to the consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 7 -- LEASE OBLIGATIONS

The Company's subsidiaries lease certain office and operating facilities and certain machinery and equipment under operating leases. The Company's subsidiaries also have capital lease obligations for other equipment. The following table sets forth future minimum principal payments under capital lease arrangements and minimum payments under operating lease arrangements:

                                                   CAPITAL     OPERATING
                                                    LEASES       LEASES
                                                    ------       ------
2000 .........................................      $   64       $1,906
2001 .........................................          61        1,127
2002 .........................................          --          958
2003 .........................................          --          694
2004 .........................................          --          534
Thereafter ...................................          --          157
                                                    ------       ------
Total future minimum lease payments ..........         125        5,376
                                                    ======       ======
Less amount representing interest ............          (7)          --
                                                    ------       ------
Present value of future minimum lease payments      $  118       $5,376
                                                    ======       ======

Rent expense under operating leases was $1,511, $744 and $1,021 in fiscal years 1994, 1995 and 1996, respectively. Rent expense under operating leases was $2,896, $3,064 and $1,324 in fiscal years 1999, 1998 and 1997, respectively.

NOTE 8 -- LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt and credit facilities consists of the following:

                                                                                 1999         1998
                                                                                -------      -------
Notes payable obligation and credit facilities secured with accounts receivable, inventory and machinery and equipment, due in monthly installments of various amounts with imputed interest at various rates per
annum (ranging from 7.7% to 10.0%) due at various dates through May 2014 .      $39,851      $13,167

Variable  interest bonds (ranging from 7% to 11%),  secured by deed of trust and  equipment due in monthly  installments of varying  amounts
through September 2014 ...................................................        6,136        6,389
                                                                                -------      -------
                                                                                 45,987       19,556

Less current portion .....................................................        8,258        6,191
                                                                                -------      -------
                                                                                $37,729      $13,365
                                                                                =======      =======


On October 27, 1994, the Company's UpRight subsidiary finalized a bonds payable agreement with the Community Redevelopment Agency (Agency) of the City of Selma, California, for purchases of buildings, equipment and tooling. For the fiscal years ended June 27, 1999 and June 28, 1998, the Company made principal payments of $253 and $215, respectively, on the bonds. The total value of bond funds was $7,870, of which $750 is to remain undisbursed as bond reserves remaining with the Agency and unavailable for UpRight's use through the entire term of the bond agreement. As of June 27, 1999 and June 28, 1998, $750 was undisbursed and remained as bond reserves with the Agency. As of June 27, 1999 and June 28, 1998, the bonds payable had outstanding balances of $6,136 and $6,389, respectively, included on the long-term debt and credit facilities schedule above as Variable interest bonds.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

The following is a five year maturity schedule for long-term debt (excluding capital leases -- see Note 7 and senior subordinated notes -- see Note 9).

                                                          Notes
                                             Bonds       Payable
                                            -------      -------
2000                                        $ 1,035      $ 7,898
2001                                          1,026       16,995
2002                                          1,014        4,253
2003                                          1,000        3,419
2004                                            988        2,044
Thereafter (2005 to 2014)                     8,727        5,124
                                            -------      -------
                                             13,790       39,733
Less amount representing bond interest        6,904           --
                                            -------      -------
Gross present value                           6,886       39,733
Bond reserve remaining with Agency              750           --
                                            -------      -------
Net present value                           $ 6,136      $39,733
                                            =======      =======

On October 27, 1994, UpRight also entered into an agreement with the City of Selma (City) to develop and improve at the Company's expense, certain of the City's real property infrastructure. The improvements project was financed by the issuance of Limited Obligation Improvement Bonds for Assessment District No. 1994-1 (District). The total project cost, including aggregate bond fees of $504, was not to exceed $1,400. As of June 30, 1996, the Company had received in the form of bond financing a total of $1,400. The improvements, upon completion, were acquired from UpRight by the City. UpRight is obligated for future property tax assessments to the District in amounts sufficient to repay the bonds. The bonds call for bi-annual payments of varying amounts at an interest rate of 7.5 percent through December 2014. Due to the structure of the agreement with the City, the Company is issued bi-annual property tax bills as the bond payments are due. The consequence of this treatment is that the Company's financial statements do not reflect a bond payable balance at the year end.

On April 23, 1998, UpRight entered into an equipment financing agreement with a financial institution which allows it to borrow funds for the purchase of equipment, up to $20 million. Loan balances outstanding are payable in monthly installments, at variable interest rates based on the Daily Treasury Index for the day on which funds are drawn. As of June 27, 1999, drawn funds totaled $6,523, and unused available funds totaled $13,477.

Horizon has a revolving line of credit with a bank allowing Horizon to borrow up to $5,275 not to exceed 80 percent of eligible receivables plus 25 percent of the Company's inventory. Interest accrues at Horizon's option at either the bank's prime lending rate (7.5 percent at June 27, 1999), LIBOR plus 1.85 percent, or .25 percent below the bank's prime lending rate. As of June 27, 1999, and June 28, 1998, the balance outstanding under the Revolving Credit Line was $4,354 and $1,466, respectively. The Revolving Credit Line is secured by the assets of Horizon. The Revolving Credit Agreement contains various restrictive covenants, including minimum tangible net worth, minimum current ratio, maximum debt to tangible net worth, and limits on annual capital expenditures and operating lease expenses. Horizon has obtained waivers for the capital expenditure and current ratio covenants. See note 21.

NOTE 9 -- SENIOR SUBORDINATED NOTES

 On June 4, 1997, the Company filed a private placement offering of $105,000,
10.625 percent senior subordinated notes due in 2007 (the Notes). The Notes are guaranteed by the subsidiaries and are subordinated to all senior indebtedness of the subsidiaries. The notes are reflected in accompanying balance sheets net of unamortized discount of $381 and $429, at June 27, 1999, and June 28, 1998, respectively. The effective interest rate is approximately 10.68%.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

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

NOTE 10 -- EMPLOYEE BENEFIT PLANS

Employees of UpRight participate in a Taxsaver's Investment Plan (UpRight 401(k)
Plan). The UpRight 401(k) Plan was originally adopted effective as of January 1, 1984 as an addition to the Company's Employee Stock Ownership Plan, originally adopted in January 1, 1975. The Company's Employee Stock Ownership Plan was terminated in 1987. UpRight makes fixed contributions to the UpRight 401(k) Plan for each year in an amount equal to 4% of the compensation of all eligible participants, plus up to an additional 2% matching of participants' contributions. The UpRight 401(k) Plan also contains features that allow employees to save money before paying Federal income tax on the amount saved. The UpRight 401(k) Plan covers all employees who have at least one year of service, and is administrated by a Plan Committee, whose members are appointed by UpRight's Board of Directors. The UpRight 401(k) Plan is intended to conform to the provisions of the Employee Retirement Income Security Act of 1974. Contributions to the UpRight 401(k) Plan are fully vested as of December 31 in the year in which such contributions were made. Contributions of approximately $540, $611 and $540 were made by UpRight during 1999, 1998 and 1997, respectively.

Employees of Horizon participate in the Horizon High Reach 401(k) Plan (Horizon 401(k) Plan). Participation in this defined contribution plan is available to all full-time employees who have completed at least one year of service and attained the age of 21. Horizon makes fixed contributions to the Horizon 401(k) Plan for each year in an amount up to 4% of the compensation of all eligible participants. In addition to the fixed annual contribution, Horizon is required to make a matching contribution equal to the participant's elective contribution up to 2% of the participant's compensation for the calendar year. Employee contributions to the Horizon 401(k) Plan are fully vested. Employer contributions are vested in 20% annual increments beginning after the second year of participation in the Horizon 401(k) Plan, with full vesting occurring after the sixth year of participation. Employees are fully vested upon their 65th birthday. Employees of Horizon who had been employed by UpRight or Horizon for one year as of December 31, 1993 are fully vested in the Horizon 401(k) Plan. During 1999, 1998 and 1997, Horizon expensed and accrued $457, $500, and $350, respectively, under the Horizon 401(k) Plan.

NOTE 11 -- CAPITAL STOCK

The Company is authorized to issue 70 shares of its $1 par value Class A common stock and 35 shares of its $1 par value Class B common stock. At June 27, 1999, June 28, 1998, and June 29, 1997, 55 shares of Class A common stock and 5 shares of Class B common stock were issued and outstanding. The Class A and Class B shares have equal voting rights and, subject to the rights of the Company's preferred shares, equal rights as to dividends and other distributions.

The Company is also authorized to issue 25 shares of its $1 par value preferred stock, all of which was issued and outstanding at June 27, 1999, June 28, 1998, and June 29, 1997. The preferred shares have no voting rights and have preference over both classes of common stock as to dividends and other distributions. The preferred shares are entitled to a $10 per share preferential distribution before any distribution to common share holders in the event the Company is dissolved or liquidated.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 12 -- PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following

                1999        1998        1997
               ------      ------      ------
Current

  Federal      $  125      $2,632      $3,841
  State .          25         481       1,347
               ------      ------      ------
                  150       3,113       5,188
Deferred           61          93         943
               ------      ------      ------
               $  211      $3,206      $6,131
               ======      ======      ======

The following is a summary of deferred tax assets and liabilities:

                                                              1999                       1998                        1997
                                                     ---------------------       ---------------------       ---------------------
                                                     CURRENT     NON-CURRENT     CURRENT     NON-CURRENT     CURRENT     NON-CURRENT
                                                     -------       -------       -------       -------       -------       -------
Deferred tax liabilities resulting from
  taxable temporary differences ...............      $   (96)      $(7,714)      $   (44)      $(5,120)      $  (321)      $(4,128)
Deferred tax assets  resulting from  deductible
temporary differences and tax credit carried
forward .......................................        1,544         3,016         1,835         2,192         1,412         1,993
                                                     -------       -------       -------       -------       -------       -------
                                                     $ 1,448       $(4,698)      $ 1,791       $(2,928)      $ 1,091       $(2,135)
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

The Company concluded that a deferred tax asset valuation allowance as of June 27, 1999, June 28, 1998 and June 29, 1997, was not necessary.

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

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 14 -- LEASES

During fiscal 1999 UpRight entered into rental share agreements with purchase options with equipment rental companies. The agreements are being treated as operating leases. UpRight maintains ownership of the equipment during the term of the agreement, normally twelve months in duration. Up until the agreement term expires, the retail equipment company has a purchase option to buy the rental equipment, reduced by any rental payments made under the agreement. From the date the equipment is shipped until the equipment rental term terminates, UpRight is entitled to receive 40% of the rental revenue attributed to the machines rented by the equipment rental companies. Up to 50% of the units can be retained by UpRight for returned units. As of June 27, 1999, rental revenue was not material in amount. Cost and accumulated depreciation of the rental equipment at June 27, 1999, were $2,191 and $76, respectively. Minimum future rentals for fiscal year 2000 are approximately $1,400.

NOTE 15 -- BUSINESS SEGMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires public business enterprises to report financial and descriptive information about reportable segments. The statement also establishes standards for related disclosures about products and services, geographic areas and major customers. In fiscal year 1999 the Company adopted SFAS No. 131. The Company operates in two business segments, the manufacturing of aerial work platforms, boom lifts, portable lifts and aluminum scaffolding segment, and in the industrial equipment rental, sales and service company segment.

The manufacturing segment sells its product principally to independent distributors who rent and sell the product to customers, which include end users in the industrial, commercial, institutional and construction markets.

The industrial equipment rental segment rents, sells and services primarily aerial work platforms, potable lifts and boom products, and forklifts from 16 domestic locations. New equipment is also distributed for several manufacturers. Used equipment is sold from its rental fleet, as well as parts, supplies and accessories.

Total revenues by segment reflect sales to unaffiliated customers. In computing income from operations, none of the following have been added or deducted: nonoperating interest expense, nonoperating interest income, and income taxes. Capital expenditures excludes property, plant and equipment acquired through acquisition.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

A summary of revenue, income from operations, identifiable assets, depreciation and amortization, and capital expenditures for the years ended June 27, 1999, June 28, 1998, and June 29, 1997, is as follows:

                                                                                      Rental
                                                               Manufacturing       and Services     Corporate       Consolidated
                                                               -------------       ------------     ---------       ------------
Revenues*

     1999                                                        $123,087            $77,110             $--         $200,197
     1998                                                         116,072             54,725              --          170,797
     1997                                                          95,588             44,315              --          139,903
                                                                  -------             ------        --------          -------
Income from operations

     1999                                                         $10,690             $7,569        $(5,541)          $12,718
     1998                                                          15,513              6,100         (1,321)           20,292
     1997                                                          14,956              5,299           (179)           20,076
                                                                  -------             ------        --------          -------
Identifiable assets

     1999                                                        $115,862            $87,703         $20,455         $224,020
     1998                                                          81,485             58,608          56,566          196,659
     1997                                                          57,472             35,465          74,888          167,825
                                                                  -------             ------        --------          -------
Depreciation and amortization

     1999                                                          $4,157             $9,513             $--          $13,670
     1998                                                           2,678              5,375              --            8,053
     1997                                                           1,918              3,886              --            5,804
                                                                  -------             ------        --------          -------
Capital expenditures

     1999                                                         $27,425            $33,965          $3,675          $65,065
     1998                                                          10,456             16,968              --           27,424
     1997                                                           3,671              8,685              --           12,356
                                                                  -------             ------        --------          -------
Number of operating locations at year end (unaudited)

     1999                                                               2                 16              --               18
     1998                                                               1                 15              --               16
     1997                                                               1                 14              --               15
                                                                  -------             ------        --------          -------

* Includes revenue from external customers for all groups of products and services in each segment reported. Products and services sold by each segment are similar in nature; also, it is impracticable to disclose revenues by product. During the fiscal years ended 1999, 1998 and 1997, one customer of the manufacturing segment accounted for sales of $31,178, $20,667 and $20,819, respectively.

Revenue from customer geographical segments were as follows:

                                             1999                          1998                          1997
                                    -----------------------       -----------------------       -----------------------
U.S., Canada and Latin America      $132,023             66%      $115,161             67%      $ 96,774             69%
Europe .......................        64,338             32         48,339             28         35,295             25
Pacific Rim ..................         3,836              2          7,297              5          7,835              6
                                    --------       --------       --------       --------       --------       --------
                                    $200,197            100%      $170,797            100%      $139,904            100%
                                    ========       ========       ========       ========       ========       ========

The majority of the Company's operating long lived assets are located in the United States.

NOTE 16 -- CONTINGENCIES

The Company and its subsidiaries have various product liability claims and suits pending. The Company's policy is to defend each suit vigorously, regardless of the amount sought in damages. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that (except as described below) all claims, legal actions, complaints and proceedings which have been filed or are pending against the Company and its subsidiaries, as well as possible future claims are adequately covered by reserves or insurance, and are not expected to have a material adverse effect on the Company's consolidated financial position.

Horizon has been sued for damages arising out of a traffic accident involving a Horizon employee. The matter is in the early stages of investigation, pleading and discovery. No demand has been received. However, the initial "prayer" for damages in the complaint exceeds Horizon's $11,000 combined policy limits of primary and excess insurance for this type of loss. Based upon investigation to date and consultation with the Company's insurance carrier and legal counsel, management does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position of the Company.

NOTE 17 -- RELATED PARTY TRANSACTIONS

Included in the financial statements are the following related party balances and transactions.

                                                                       1999           1998
                                                                       ----           ----
Balances due from related parties .............................      $  2,406       $ 15,362
Note receivable from officer ..................................           439            452
Interest and other payables due to related party ..............           774             --
Revenues from related parties .................................        39,103         34,166
Cost of revenues from related parties .........................        30,020         24,652
Purchases from related parties ................................         2,793          3,000
Marketing expense paid (received) to/from related parties - net          (595)         1,212
Service agreement fees ........................................         2,007          1,598
Dividends paid to related party ...............................         6,500             --

During fiscal 1997, both UpRight and Horizon entered into corporate services agreements (the "Corporate Services Agreements") with Griffin Group International Management LTD ("Griffin"), an affiliate of the Company. Pursuant to the Corporate Services Agreements, Griffin provides consulting services to UpRight and Horizon in various areas, including operations, finance and accounting, asset management, strategic planning and policy, management organization, marketing, technology and communications, and public relations. During fiscal 1997, UpRight and Horizon paid Griffin $800 for services rendered by Griffin pursuant to the Corporate Services Agreements. The Corporate Services Agreements terminated on June 29, 1997. On May 12, 1997 the Company entered into a corporate services agreement with Griffin pursuant to which Griffin will, for a term of one fiscal year commencing June 30, 1997, provide consulting services to the Company, UpRight and Horizon in various areas including operations, finance and accounting, asset management, strategic planning and policy, management organization, marketing, technology, communications, public relations and SEC compliance and reporting. During fiscal years 1999 and 1998, the Company paid an aggregate of $2,007 and $1,598, respectively, for services rendered by Griffin.

The note receivable due from officer is secured by deed of trust and assignment of rents and real estate owned by the officer. The note receivable carries interest of 7.0%. The principal sum of the note and all accrued and unpaid interest thereon shall be paid in full on or before May 27, 2001.

The former President of the Company resigned effective March 4, 1999 and was granted severance compensation of $1,000.

NOTE 18 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Noncash investing and financing activities:

During fiscal year ended June 27, 1999, inventory was transferred to rental equipment, in the amount of $2,191.

During fiscal year ended June 28, 1998, fixed assets were acquired using capital lease obligations, in the amount of $128.

NOTE 19 -- CONCENTRATIONS OF CREDIT RISK

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

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

NOTE 20 -- RECENT ACCOUNTING PRONOUNCEMENT

In March 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This new standard requires that an enterprise classify items of other comprehensive income by their nature in a financial statement; display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130, and as of June 27, 1999, accumulated other comprehensive income amounts to $2,084. Comprehensive income equals net income for fiscal years 1999, 1998 and 1997.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 (SOP No. 98-5), "Reporting on the Costs of Start-up Activities." Adoption of SOP No. 98-5 in fiscal year 2000 will have an impact of approximately $60 to the Company's financial statements.

NOTE 21 -- SUBSEQUENT EVENTS

Subsequent to June 27, 1999, UpRight entered into a note payable agreement for approximately $2,500 in increased borrowings from an unrelated lender.

On August 9, 1999, UpRight entered into a financing agreement with a financial institution, to renegotiate its existing line of credit of $20,000, that will hold available to UpRight credit facilities in the aggregate total amount of $40,000. Facility number one is a revolving line of credit for working capital of up to $25,000; with a step-down of available commitment amount and outstanding balances to $20,000 on January 31, 2000. Payment terms for the revolving line of credit is interest monthly with all principal due and payable at maturity, which is October 15, 2000, at which time all unpaid principal and interest shall be due and payable. Interest accrues on amounts borrowed at the institution's reference rate minus one half of one percent, or Libor plus 120 basis points. At June 27, 1999 the actual interest rate was 7.25%, and the outstanding balance on the line of credit was $13,256 (that is reflected as long-term), see note 8, with available funds of $11,744. Collateral includes a security agreement assuring a first priority position covering: accounts receivable, inventory and equipment (net of debt outstanding). Facility number two is a revolving line of credit for funding equipment purchases related to the boom manufacturing plant of up to $10,000. Payment terms are interest monthly, all principal due and payable at maturity which is June 30, 2000, with periodic principal reductions from refinance by certain leasing companies, with release of equipment finance. Interest terms and security agreement are the same as those noted above. As of June 27, 1999, no outstanding balance was due. Facility number three is a revolving line of credit for real estate construction and improvements of the boom manufacturing plant of up to $5,000. Payment terms are interest monthly, all principal due and payable at maturity, which is June 30, 2000. Interest terms and security agreement are the same as noted above. As of June 27, 1999, no outstanding balance was due.

On September 3, 1999, Horizon entered into a financing agreement with a financial institution to increase its credit facilities from $5.3 million to $46.3 million. The facility includes a $30.0 million term loan, payable in equal principal payments plus accrued interest for 60 months. Interest is at Libor plus 175 basis points. In addition, a $10 million facility was established for purchasing rental equipment during fiscal 2000. This facility is interest only and will convert to a 5 year term loan in July, 2000. Interest is based on Libor plus 175 basis points. Finally, Horizon's revolver was increased from $5,250 to $6,250.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                                 (IN THOUSANDS)

                                  Balance at                                            Balance
                                  Beginning    Charged to   Charged to                    at
                                     of        Costs and      Other                      End
                                   Period      Expenses     Accounts    Deductions     of Period
                                   ------      --------     --------    ----------     ---------
Allowances are
  deducted from the
  Asset to which
  they apply

Year ended June 27, 1999:

Reserve for
   Product liability               $ 6,340      $   351      $    --      $ 1,148       $ 5,543
Allowance for
   Uncollectible
     Accounts                          410          183           --          (25)          618
   Product obsolescence                550          436           --          435           551
                                   -------      -------      -------      -------       -------
                                   $ 7,300      $   970      $    --      $ 1,558       $ 6,712
                                   -------      -------      -------      -------       -------
Year ended June 28, 1998:

Reserve for
   Product liability               $ 5,235      $ 2,807      $    --      $ 1,702       $ 6,340
Allowances for
   Uncollectible accounts              364          292           --          246           410
   Product obsolescence                334          216           --           --           550
                                   -------      -------      -------      -------       -------
                                   $ 5,933      $ 3,315      $    --      $ 1,948       $ 7,300
                                   -------      -------      -------      -------       -------
Year ended June 29, 1997:
Reserve for Product liability      $ 4,102      $ 3,115      $    --      $ 1,982       $ 5,235
Allowance for
   Uncollectible accounts              287          180           --          103           364
   Product obsolescence                957           25           --          648           334
                                   -------      -------      -------      -------       -------
                                   $ 5,346      $ 3,320      $    --      $ 2,733       $ 5,933
                                   -------      -------      -------      -------       -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        The following table sets forth certain information concerning the directors and executive officers of the Company, UpRight and Horizon:

NAME                       AGE     POSITION
----                       ---     --------
Robert F. Stowe            55      Chairman of the Board of Directors of the Company
David K. Sargent           60      President and Director of the Company
Graham D. Croot            44      Chief Financial Officer of the Company
Noel Corcoran              53      Secretary of the Company
Peter B. Sawdy             67      Director of the Company
Barris Evulich             51      Vice President and General Manager of UpRight
Rick Penkert               36      Vice President and General Manager of Horizon

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

        David K. Sargent served as Chief Executive Officer of the Company, UpRight and Horizon from 1989 until December 31, 1997 and as President of the Company, UpRight and Horizon from 1989 to June 28, 1998 and has served as President of the Company from March 4, 1999 to the present. He has served as a Director of the Company since 1994. Mr. Sargent resumed the position of President of the Company in March 1999. Prior to 1989, Mr. Sargent was President of Instant Zip-Up Limited, a distributor of UpRight products in the United Kingdom. Mr. Sargent is currently a director of UpRight (U.K.) Limited (formerly Instant Zip-Up Limited).

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

        Rick Penkert has served as Vice President and General Manager of Horizon since January 1, 1999. Mr. Penkert served as Southeast Regional Manager of Horizon from April 1998 until December 1998. Prior to that time, Mr. Penkert was the Dallas, Texas Branch Manager from April 1994 until March 1998. Since joining Horizon, Mr. Penkert has also served in the capacities of salesperson and Rental Operations Manager.

ITEM 11. EXECUTIVE COMPENSATION.

        The following table sets forth for the last three fiscal years certain compensation information about the Company's chief executive officer and the other persons who served as executive officers of the Company, UpRight or Horizon during fiscal year 1999 and earned in excess of $100,000 during such year.

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION           ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR       SALARY          BONUS         COMPENSATION
---------------------------                 ----       ------          -----         ------------
David K. Sargent (1)                        1999      $     --      $     --
President of the Company                    1998       200,000            --
                                            1997       200,000        42,918
Graham D. Croot (2)                         1999      $330,000      $     --
Chief Financial Officer of the Company      1998            --            --
                                            1997            --            --
Barris Evulich (3)                          1999      $225,000      $ 20,000
 Vice President and General Manager         1998       153,169        78,000
 of UpRight                                 1997       101,973        40,750
Rick Penkert (4)                            1999      $164,140      $  3,744
 Vice President and General Manager         1998       101,731        75,000
 of Horizon                                 1997        83,192       105,003
Shaun Flanagan (5)                          1999      $238,500      $     --
  Vice President and General                1998       225,000            --
  Manager of Horizon                        1997       190,126        77,000
James T. Dillon (6)                         1999      $315,252      $     --        $1,000,000 (7)
                                            1998       337,500       194,875
                                            1997       250,000       178,352

(1) Mr. Sargent served as Chief Executive Officer of the Company, UpRight and Horizon until December 31, 1997 and as President of the Company, UpRight and Horizon until June 28, 1998. He resumed the position of President of the Company in March 1999 due to the departure of Mr. Dillon. Mr. Sargent is acting as President of the Company pursuant to the corporate services agreement with Griffin Group International Management Limited, an affiliate of the Company. See "Item 13--Certain Relationships and Related Transactions."

(2) Until the start of fiscal year 1999, Mr. Croot's salary was paid by Devereaux Holdings, a company owned by the Stowe Family Trusts. However, prior to fiscal year 1999, Mr. Croot had been providing consulting services to the Company pursuant to a corporate services agreement with Griffin Group International Management Limited, an affiliate of the Company. See "Item 13--Certain Relationships and Related Transactions."

(3) Mr. Evulich served as Vice President and General Manager of UpRight beginning January 1, 1998.

(4) Mr. Penkert served as Vice President and General Manager of Horizon beginning January 1, 1999.

(5) Mr. Flanagan served as Vice President and General Manager of Horizon until December 31, 1998. He remains a director of Horizon.

(6) Mr. Dillon served as Chief Executive Officer of the Company, UpRight and Horizon beginning January 1, 1998 and as President of the Company, UpRight and Horizon beginning June 29, 1998. Mr. Dillon resigned from the Company effective March 4, 1999.

(7) Consists of severance payments, paid or accrued to Mr. Dillon during fiscal year 1999.

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

DIRECTORS' AND OFFICERS' INSURANCE

        Group International Securities Limited, the parent of UpRight International Limited, has purchased liability insurance for the directors and officers of its subsidiaries, including the Company, UpRight and Horizon, effective October 1, 1997, for an aggregate 24 months' premium of $200,000. Directors and executive officers of the Company will pay no part of this premium. The aggregate insurance coverage under the policy is limited to $15.0 million per policy period, and a $75,000 deductible for each claim, other than claims arising from the Securities and Exchange Commission for which the deductible is $150,000, is payable under the policy by Group International Securities Limited in respect of any claim made against a director or officer for which Group International Securities Limited has indemnified such director or officer. The Company is currently in negotiations to obtain an extension of this insurance policy or a new policy of liability insurance on similar terms.

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

                                                                                               PERCENTAGE
NAME AND ADDRESS OF STOCKHOLDER        CLASS                              SHARES                OF CLASS
-------------------------------        -----                              ------                --------
WRC Holdings, Inc. (1)                 Class A Common Stock               55,000                  100%
801 South Pine Street                  Class B Common Stock                5,000                  100%
Madera, California 93637               Preferred Stock                    25,000                  100%


(1) All of the capital stock of WRC Holdings, Inc. is owned beneficially by UpRight International Limited. All of the capital stock of UpRight International Limited is owned beneficially by the Stowe Family Trusts. Mr. Stowe, who is not a beneficiary thereunder, appoints the trustees of the trusts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On May 12, 1997, the Company entered into a corporate services agreement with Griffin Group International Management Limited ("Griffin"), an affiliate of the Company (the "Company Corporate Services Agreement") pursuant to which Griffin, for a term of one fiscal year commencing June 30, 1997, provides consulting services to the Company, UpRight and Horizon in various areas including operations, finance and accounting, asset management, strategic planning and policy, management organization, marketing, technology, communications, public relations and SEC compliance and reporting. The term of the Company Corporate Services Agreement is automatically extended for additional one-year periods, unless either party gives notice of termination 180 days prior to the end of such fiscal year. During fiscal year 1999, the Company paid $2.0 million to Griffin for such services.

        UpRight International Manufacturing Ltd. ("UpRight Ireland"), an affiliate of the Company located in Ireland, Vectur GmbH ("Instant Deutschland"), an affiliate of the Company located in Germany, and Instant Access Australia Pty. Ltd. ("Instant Australia"), an affiliate of the Company located in Australia, each purchase and distribute products for UpRight in their respective market areas. UpRight management believes that each of the foregoing arrangements is conducted on an arm's-length basis and on terms at least as favorable to UpRight as those generally available from unaffiliated third parties. During fiscal year 1999, the Company's revenue from UpRight Ireland, Instant Deutschland and Instant Australia were $1.2 million, $4.6 million and $2.0 million, respectively. During fiscal year 1998, the Company's revenue from UpRight Ireland, Instant Deutschland and Instant Australia were $4.3 million, $3.1 million and $3.0 million, respectively. During fiscal year 1997, the Company's revenue from UpRight Ireland, Instant Deutschland and Instant Australia were $6.2 million, $1.7 million and $1.3 million, respectively. In addition, UpRight and Horizon purchase and UpRight distributes in the United States certain products manufactured by UpRight Ireland. During fiscal years 1999, 1998 and 1997, the Company's purchases from UpRight Ireland totaled approximately $2.8 million, $3.0 million and $3.5 million, respectively. During fiscal years 1999, 1998 and 1997, UpRight paid UpRight Ireland $1.5 million, $1.2 million and $1.1 million, respectively, for participation in UpRight Ireland's cooperative marketing programs.

        During fiscal years 1999, 1998 and 1997, the Company had revenue from UpRight (U.K.) Limited (formerly Instant Zip-Up Limited) of approximately $31.2 million, $26.7 million and $20.8 million, respectively. An affiliate of the Company owns a minority voting interest in UpRight (U.K.) Limited.

        At the end of fiscal year 1996, the Company was indebted to UpRight International Limited for an aggregate principal amount of approximately $13.5 million. In fiscal year 1997 the Company repaid this indebtedness in full, and at the end of fiscal years 1999, 1998, and 1997, the Company was not indebted to UpRight International Limited.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

        1.      FINANCIAL STATEMENTS

                See Index included on page 22

        2.      FINANCIAL STATEMENT SCHEDULES

                See Index included on page 22

        Financial Statement schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

        3.      EXHIBITS

        The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number          Description of Document
------          -----------------------
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

**10.10(ii)     Lease Extension and Modification Agreement dated September 3,
                1998.

***10.10(iii)   Lease Extension and Modification Agreement dated October 28,
                1997.

*10.11          Lease Agreement (undated) by and between T.T. Templin and
                Horizon High Reach & Equipment Company.

*10.12          Agreement of Lease, dated October 15, 1992, by and between
                Robert I. Selsky and Up-Right Aerial Platforms, Assignment of
                Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July
                15, 1994.

*10.13          Lease Agreement, dated April 27, 1990, by and between D.L.
                Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994,
                Assignment of Lease, dated June 18, 1990, by and between D.L.
                Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of
                Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July
                15, 1994.

*10.14          Lease Renewal Agreement, dated October 19, 1992, between Ronald
                W. Werner and UpRight, Inc.

*10.15 Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon High Reach, Inc.

**10.16         Lease Agreement, dated December 31, 1997, by and between William
                L. Morillon and Marie Anne Morillon and Horizon High Reach, Inc.

**10.17         Revolving Loan Agreement, dated May 5, 1998, between UpRight,
                Inc., and Union Bank of California.

**10.18(i)      Equipment Financing Agreement, dated April 23, 1998, between
                UpRight, Inc., and KeyCorp Leasing LTD.

Exhibit
Number         Description of Document
------         -----------------------
10.18(ii)       Promissory Note of UpRight, Inc., and Security Agreement, dated
                April 1, 1999, between UpRight, Inc., and KeyCorp Leasing.

10.18(iii)      Promissory Note of UpRight, Inc., and Security Agreement, dated
                May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.

****10.19(i)    Equipment Financing Agreement, dated February 26, 1999, between
                UpRight, Inc., and Associates Commercial Corp.

10.19(ii)       Security Agreement, dated May 13, 1999, between UpRight, Inc., and Associates Commercial Corporation.

10.19(iii)      Security Agreement, dated June 2, 1999, between UpRight, Inc., and Associates Commercial Corporation.

10.20           Lease Agreement, dated April 1, 1999, between FMCSR Holding
                Corp., and Horizon High Reach, Inc.

10.21 Lease, dated May 24, 1999, between Industrial Boxboard Company and Horizon High Reach, Inc.

*21.1           Subsidiaries of the Company

24.1            Power of Attorney (see page 50)

27.1            Financial Data Schedule

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.

** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.

*** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.

**** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.

(b) REPORTS ON FORM 8-K.

        The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 25, 1999 announcing that, in an election held on June 10, 1999 by the United Steelworkers of America Union to certify the union as the exclusive representative for the production and maintenance employees of UpRight at UpRight's Selma and Madera, California facilities, such employees voted against unionization and certification of the union.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            W.R. CARPENTER NORTH AMERICA, INC.

Date: September 27, 1999

         By: /s/ David K. Sargent       By: /s/ Graham D. Croot
             ---------------------          ------------------------------------
            David K. Sargent                      Graham D. Croot
            President                             Chief Financial Officer

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Graham D. Croot and David K. Sargent, and each of them, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to the Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Signature                                       Title                                  Date
            ---------                                       -----                                  ----
      /s/ David K. Sargent                     President and Director                        September 27, 1999
---------------------------------              (Principal Executive Officer)
        David K. Sargent


       /s/ Graham D. Croot
---------------------------------              Chief Financial Officer                       September 27, 1999
         Graham D. Croot                       (Principal Financial Officer
                                               and Principal Accounting Officer)

       /s/ Peter B. Sawdy
--------------------------------              Director                                       September 27, 1999
         Peter B. Sawdy

       /s/ Robert F. Stowe
---------------------------------              Chairman of the Board of Directors            September 27, 1999
         Robert F. Stowe

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

        No such annual report or proxy material has been sent to security holders.

                                INDEX TO EXHIBITS


Exhibit
Number          Description of Document
------          -----------------------
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

**10.10(ii)     Lease Extension and Modification Agreement dated September 3,
                1998.

***10.10(iii)   Lease Extension and Modification Agreement dated October 28,
                1997.

*10.11          Lease Agreement (undated) by and between T.T. Templin and
                Horizon High Reach & Equipment Company.

*10.12          Agreement of Lease, dated October 15, 1992, by and between
                Robert I. Selsky and Up-Right Aerial Platforms, Assignment of
                Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July
                15, 1994.

*10.13          Lease Agreement, dated April 27, 1990, by and between D.L.
                Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994,
                Assignment of Lease, dated June 18, 1990, by and between D.L.
                Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of
                Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July
                15, 1994.

*10.14          Lease Renewal Agreement, dated October 19, 1992, between Ronald
                W. Werner and UpRight, Inc.

*10.15 Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon High Reach, Inc.

**10.16         Lease Agreement, dated December 31, 1997, by and between William
                L. Morillon and Marie Anne Morillon and Horizon High Reach, Inc.

**10.17         Revolving Loan Agreement, dated May 5, 1998, between UpRight,
                Inc., and Union Bank of California.

**10.18(i)      Equipment Financing Agreement, dated April 23, 1998, between
                UpRight, Inc., and KeyCorp Leasing LTD.

10.18(ii)       Promissory Note of UpRight, Inc., and Security Agreement, dated
                April 1, 1999, between UpRight, Inc., and KeyCorp Leasing.

10.18(iii)      Promissory Note of UpRight, Inc., and Security Agreement, dated
                May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.

****10.19(i)    Equipment Financing Agreement, dated February 26, 1999, between
                UpRight, Inc., and Associates Commercial Corp.

10.19(ii)       Security Agreement, dated May 13, 1999, between UpRight, Inc., and Associates Commercial Corporation.

10.19(iii)      Security Agreement, dated June 2, 1999, between UpRight, Inc., and Associates Commercial Corporation.

10.20           Lease Agreement, dated April 1, 1999, between FMCSR Holding
                Corp. and Horizon High Reach, Inc.

10.21 Lease, dated May 24, 1999, between Industrial Boxboard Company and Horizon High Reach, Inc.

*21.1           Subsidiaries of the Company

24.1            Power of Attorney (see page 50)

27.1            Financial Data Schedule


* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.

** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.

*** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.

**** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.