Form 10-Q
period 1999-09-26
CARPENTER W R NORTH AMERICA INC
filed 1999-11-10
CIK 1041645

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 26, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 10, 1999, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           Sept 26         Sept 27          Jun 27
                                                            1999            1998             1999
                                                         (unaudited)     (unaudited)       (audited)
                                                         -----------     -----------       ---------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                               $  9,862        $ 53,285        $ 13,328
    Accounts receivable (net of allowance for
      doubtful accounts of $516, $502,
      and $618, respectively)                                 47,502          34,525          41,817
    Inventories                                               38,699          32,057          38,748
    Prepaid expenses and other                                 3,358           2,446           2,345
    Prepaid income taxes                                       1,156              --           1,300
    Deferred income taxes                                      1,479           1,790           1,448
                                                            --------        --------        --------
      Total current assets                                   102,056         124,103          98,986
    Property, plant and equipment, net                       119,700          72,786         115,007
    Other assets                                               9,795           9,216          10,027
                                                            --------        --------        --------
      Total assets                                          $231,551        $206,105        $224,020
                                                            ========        ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY
  CURRENT LIABILITIES
    Accounts payable                                        $ 18,319        $ 18,025        $ 26,833
    Other accrued expenses                                    12,409          15,438           9,186
    Current portion of long-term debt                         10,165          10,304           8,258
                                                            --------        --------        --------
      Total current liabilities                               40,893          43,767          44,277
  Senior Subordinated Notes Payable                          104,631         104,583         104,619
  Long-term debt, net of current portion                      49,780          12,871          37,729
  Other long-term liabilities                                  4,460           5,238           4,304
  Deferred income taxes                                        4,660           3,111           4,698
                                                            --------        --------        --------
      Total liabilities                                      204,424         169,570         195,627
                                                            --------        --------        --------
  Commitments and contingencies
  Stockholder's equity
    Common stock                                                  60              60              60
    Preferred stock                                               25              25              25
    Additional paid-in capital                                 8,767           8,767           8,767
    Cumulative currency translation adjustment (CTA)           2,084           2,084           2,084
    Retained earnings (on July 3, 1994 a
      deficit of $31,395 was eliminated
      due to a subsidiary's quasi-reorganization)             16,191          25,599          17,457
                                                            --------        --------        --------
                                                              27,127          36,535          28,393
                                                            --------        --------        --------
    Total liabilities and stockholder's equity              $231,551        $206,105        $224,020
                                                            ========        ========        ========


     See accompanying notes to condensed consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per-share data)
                                   (unaudited)

                                                 Three Months Ended
                                              -------------------------
                                               Sept 26         Sept 27
                                                1999             1998
                                              --------         --------
Revenues
   Equipment sales
      New                                     $ 42,724         $ 41,288
      Used                                       2,336            1,411
   Rental and services                          11,772            9,058
                                              --------         --------
          Total revenues                        56,832           51,757
                                              --------         --------
Cost of Revenues
   Equipment sales
      New                                       35,029           30,172
      Used                                       1,825              881
   Rental and services                           7,831            5,498
                                              --------         --------
           Total cost of revenues               44,685           36,551
                                              --------         --------
Gross profit
   Equipment sales
      New                                        7,695           11,116
      Used                                         511              530
   Rental and services                           3,941            3,560
                                              --------         --------
            Total gross profit                  12,147           15,206
                                              --------         --------
Operating expenses
   Selling, general and administrative           9,011            7,234
   Product liability                               360              450
   Research and development                      1,190            1,934
                                              --------         --------
            Total operating expenses            10,561            9,618
                                              --------         --------
Income from operations                           1,586            5,588
Other income (expense)
   Interest expense, net                        (3,875)          (2,693)
   Other income                                    177                8
                                              --------         --------
Income/(loss) before income taxes               (2,112)           2,903
(Provision)/benefit for income taxes               846           (1,058)
                                              --------         --------
Net income/(loss)                             $ (1,266)        $  1,845
                                              ========         ========
Net income/(loss) per common share            $ (21.10)        $  30.75
                                              ========         ========
Weighted average number of common
    shares used to compute net
    income/(loss) per common share              60,000           60,000
                                              ========         ========


     See accompanying notes to condensed consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                     Three Months Ended
                                                                  -------------------------
                                                                  Sept 26          Sept 27
                                                                    1999             1998
                                                                  --------         --------
Cash flows from operating activities
   Net income/(loss)                                              $ (1,266)        $  1,845
                                                                  --------         --------
   Adjustments to reconcile net income/(loss)
       to net cash used by operating activities
      Depreciation and amortization                                  4,253            2,725
      Gain on disposition of property, plant and equipment            (530)            (530)
      Changes in operating assets and liabilities
         Accounts receivable                                        (5,685)          (5,900)
         Inventories                                                    49           (4,650)
         Prepaid expenses and other assets                            (869)             549
         Deferred income taxes, net                                    (31)             261
         Accounts payable                                           (8,514)              (3)
         Accrued expenses                                            3,223            3,583
         Other, net                                                    350              348
                                                                  --------         --------
              Total adjustments                                     (7,754)          (3,617)
                                                                  --------         --------
              Net cash used by operating activities                 (9,020)          (1,772)
                                                                  --------         --------
Cash flows from investing activities
   Additions to property, plant and equipment                      (10,752)         (13,382)
   Proceeds from disposition of assets                               2,336            1,301
                                                                  --------         --------
         Net cash used by investing activities                      (8,416)         (12,081)
                                                                  --------         --------
Cash flows from financing activities
   Proceeds from long-term debt                                     38,571            5,547
   Repayment of long-term debt                                     (24,601)          (2,078)
                                                                  --------         --------
         Net cash provided by financing activities                  13,970            3,469
                                                                  --------         --------
Net decrease in cash and cash equivalents                           (3,466)         (10,384)
Cash and cash equivalents at beginning of period                    13,328           63,669
                                                                  --------         --------
Cash and cash equivalents at end of period                        $  9,862         $ 53,285
                                                                  ========         ========
Supplemental disclosures of cash flow information:
   Cash used for interest payments                                $  1,055         $    507
                                                                  ========         ========
   Cash used for income tax payments                                   397            1,104
                                                                  ========         ========


     See accompanying notes to condensed consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION

The accompanying fiscal year 2000 and fiscal year 1999 unaudited interim condensed consolidated financial statements included herein have been prepared by W.R. Carpenter North America, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes hereto included in the Company's Form 10-K, which contains financial information for the fiscal years ended June 27, 1999, June 28, 1998, and June 29, 1997.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

2.      CONTINGENCIES

The Company and its subsidiaries have various product liability claims and suits pending. The Company's policy is to defend each suit vigorously, regardless of the amount sought in damages. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that all claims (with the exception of the claim described below), legal actions, complaints and proceedings which have been filed or are pending against the Company and its subsidiaries, as well as possible future claims, are adequately covered by reserves or insurance, and are not expected to have a material adverse effect on the Company's consolidated financial position. Horizon High Reach, Inc. ("Horizon"), a wholly owned subsidiary of the Company, has been sued for damages arising out of a traffic accident involving a Horizon employee. The status of this legal proceeding was reported in the Company's Form 10-K for the fiscal year ended June 27, 1999 and, subsequent thereto, there have been no material changes in the status of such legal proceedings. Based upon investigation to date and consultation with the Company's insurance carrier and legal counsel, management does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial condition, results of operations or liquidity.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain historical income statement data derived from the Company's condensed consolidated statements of operations expressed in dollars and as a percentage of net revenue.

                                                              Three Months Ended
                                            ------------------------------------------------------
                                              September 26, 1999              September 27, 1998
                                            ----------------------          ----------------------
                                                            (Dollars in Thousands)
                                                                  (Unaudited)
Revenue                                     $ 56,832         100.0%         $ 51,757         100.0%
Cost of revenue                               44,685          78.6            36,551          70.6
Gross profit                                  12,147          21.4            15,206          29.4
Operating expenses                            10,561          18.6             9,618          18.6
Operating income                               1,586           2.8             5,588          10.8
Interest expense, net                         (3,875)         (6.8)           (2,693)         (5.2)
Other income                                     177           0.3                 8           0.0
(Provision)/benefit for income taxes             846           1.5            (1,058)         (2.0)
Net income/(loss)                             (1,266)         (2.2)            1,845           3.6
EBITDA                                         5,839          10.3             8,313          16.1
Depreciation and amortization                  4,253           7.5             2,725           5.3

SEGMENT OPERATIONS

The Company, through its wholly-owned subsidiaries, UpRight, Inc. ("UpRight") and Horizon, manufactures, sells, rents and services aerial work platform equipment to a diverse customer base.

UpRight is a leading manufacturer of aerial work platforms. Horizon is a leading industrial equipment rental, sales and service company specializing in aerial work platforms and is a significant customer of UpRight. Sales to Horizon accounted for approximately 13.2% and 17.0% of UpRight's revenue for the three months ended September 26, 1999 and September 27, 1998, respectively.

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

The Company believes its results of operations for its UpRight and Horizon subsidiaries are most meaningful when analyzed from the perspective of two arm's-length companies. The following table sets forth for the periods indicated certain historical consolidating income statement data derived from the Company's condensed consolidated statements of operations expressed in dollars and as a percentage of revenue.

                      Consolidating Statement of Operations
                               Three Months Ended
                               September 26, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

                                -----------------------------------------------------------------------
                                Carpenter       Horizon       UpRight       Eliminations   Consolidated
                                ---------      ---------      --------      ------------   ------------
REVENUES
New equipment sales                            $  9,052       $ 38,877        $ (5,205)       $ 42,724
Used equipment sales                              1,990            346                           2,336
Rental and services                              11,691             81                          11,772
                                --------       --------       --------        --------        --------
   TOTAL REVENUES                                22,733         39,304          (5,205)         56,832
                                --------       --------       --------        --------        --------
COST OF REVENUES

New equipment sales                               7,070         33,121          (5,162)         35,029
Used equipment sales                              1,634            191                           1,825
Rental and services                               7,678            153                           7,831
                                --------       --------       --------        --------        --------
   TOTAL COST OF REVENUES                        16,382         33,465          (5,162)         44,685
                                --------       --------       --------        --------        --------
GROSS PROFIT

New equipment sales                               1,982          5,756             (43)          7,695
Used equipment sales                                356            155                             511
Rental and services                               4,013            (72)                          3,941
                                --------       --------       --------        --------        --------
   TOTAL GROSS PROFIT                             6,351          5,839             (43)         12,147
                                --------       --------       --------        --------        --------
   % of revenue                                    27.9%          14.9%             .1%           21.4%
INCOME FROM OPERATIONS
Selling, general and            $  1,424          4,061          3,526                           9,011
administrative
Product liability                                                  360                             360
Research and development                                         1,190                           1,190
                                --------       --------       --------        --------        --------
Total operating expenses           1,424          4,061          5,076                          10,561
                                ========       ========       ========        ========        ========
    INCOME FROM OPERATIONS        (1,424)         2,290            763             (43)          1,586
   % of revenue                                    10.1%           1.9%             .1%            2.8%



                      Consolidating Statement of Operations
                               Three Months Ended
                               September 27, 1998
                             (Dollars in Thousands)
                                   (Unaudited)

                               -------------------------------------------------------------------
                               Carpenter      Horizon      UpRight     Eliminations   Consolidated
                               ---------     ---------     --------    ------------   ------------
REVENUES
New equipment sales                          $ 6,751       $41,591       $(7,054)       $41,288
Used equipment sales                           1,411                                      1,411
Rental and services                            9,058                                      9,058
                               -------       -------       -------       -------        -------
   TOTAL REVENUES                             17,220        41,591        (7,054)        51,757
                               -------       -------       -------       -------        -------
COST OF REVENUES

New equipment sales                            5,390        30,866        (6,084)        30,172
Used equipment sales                             881                                        881
Rental and services                            5,498                                      5,498
                               -------       -------       -------       -------        -------
   TOTAL COST OF REVENUES                     11,769        30,866        (6,084)        36,551
                               -------       -------       -------       -------        -------
GROSS PROFIT

New equipment sales                            1,361        10,725          (970)        11,116
Used equipment sales                             530                                        530
Rental and services                            3,560                                      3,560
                               -------       -------       -------       -------        -------
   TOTAL GROSS PROFIT                          5,451        10,725          (970)        15,206
                               -------       -------       -------       -------        -------
   % of revenue                                 31.7%         25.8%         13.8%          29.4%
INCOME FROM OPERATIONS
Selling, general and           $ 1,296         3,129         2,809                        7,234
administrative
Product liability                                              450                          450
Research and development                                     1,934                        1,934
                               -------       -------       -------       -------        -------
Total operating expenses         1,296         3,129         5,193                        9,618
                               =======       =======       =======       =======        =======
   INCOME FROM OPERATIONS       (1,296)        2,322         5,532          (970)         5,588
   % of revenue                                 13.5%         13.3%         13.8%          10.8%

THREE MONTHS ENDED SEPTEMBER 26, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1998

Revenue for the three months ended September 26, 1999 was $56.8 million, an increase of $5.0 million over revenue of $51.8 million for the three months ended September 27, 1998. The increase in revenue was mainly due to an increase in Horizon's rental and service revenue of $2.6 million and new equipment sales by Horizon of $2.3 million. The increase in Horizon's rental and service revenue is primarily attributable to rental fleet additions subsequent to the first quarter of fiscal 1999 and the inclusion of results from a business acquired subsequent to the third quarter of fiscal 1999.

Gross profit for the three months ended September 26, 1999 was $12.1 million, a decrease of $3.1 million from gross profit of $15.2 million for the three months ended September 27, 1998. Gross margin decreased to 21.4% in the three months ended September 26, 1999 compared to 29.4% in the three months ended September 27, 1998. The decline in gross profit is primarily a result of UpRight's manufacturing inefficiencies due to the ramp-up of production at the new Madera facility, including worker training costs, and delays in bringing on-line the continuous flow paint facility. In addition, UpRight has also experienced capacity constraints at the Selma facility, resulting primarily from increasing international customer demand for their equipment to be painted particular colors, which usually include two tone color schemes. The paint facilities at Selma do not have the capacity to undertake this task efficiently at the volumes experienced in the first three months of fiscal 2000. Horizon experienced substantially lower margins on used equipment sales, lower rental equipment utilization, and higher depreciation expense on rental equipment for the three months ended September 26, 1999 compared to the three months ended September 27, 1998. Horizon's gross profit on used equipment sales in the three months ended September 26, 1999 included losses on the sale of certain boom lift products which had the effect of lowering the average gross profit.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $10.6 million in the three months ended September 26, 1999 compared to $9.6 million for the same period last year. SG & A expenses increased by $1.8 million to $9.0 million in the three months ended September 26, 1999 compared to the three months ended September 27, 1998. The increase in SG & A expenses is primarily due to increased costs from the addition of resources to support the higher activity level at Horizon (although as a percentage of Horizon's revenue, Horizon's SG & A expenses declined from 18.2% for the three months ended September 27, 1998 to 17.9% for the three months ended September 26, 1999) as well as increased marketing and administrative costs at UpRight, which are required to support the increased manufacturing capacity of UpRight following the ramp-up of production at the Madera facility. As a percentage of revenue, SG & A expenses were 15.9% in the three months ended September 26, 1999 compared to 14.0% for the three months ended September 27, 1998. Product liability expense was essentially flat at $0.4 million in the three months ended September 26, 1999 and in the three months ended September 27, 1998. Research and development expenses for the three months ended September 26, 1999 were $1.2 million, a decrease of $0.7 million compared to the three months ended September 27, 1998. The decrease in research and development expenses is primarily related to reduced new product development following the introduction of the additional boom lift products in fiscal 1999, as well as $0.3 million which had previously been expensed, but was subsequently recovered as a result of a favorable sales tax ruling.

Interest expense, net of interest income, increased to $3.9 million for the three months ended September 26, 1999 from $2.7 million for the three months ended September 27, 1998 due primarily to a $0.7 decrease in interest income related to lower cash balances at the Company as well as increased borrowings.

Income tax for the three months ended September 26, 1999 was a benefit of $0.8 million compared to an expense of $1.1 million for the three months ended September 27, 1998. The Company's effective tax rate was minus 40.0% for the three months ended September 26, 1999 compared to 36.4% for the three months ended September 27, 1998.

Net loss for the three months ended September 26, 1999 was $1.3 million, representing a decrease of $3.1 million from net income of $1.8 million for the three months ended September 27, 1998, as a result of the factors described above.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow requirements are for working capital, capital expenditures and debt service.

The Company's cash balance as of September 26, 1999 was $9.9 million. This cash is used in part to finance the capital expenditure program at UpRight and Horizon and, in addition, is used for general corporate purposes. UpRight and Horizon have revolving lines of credit from major financial institutions of $40.0 million and $6.3 million, respectively. As of September 26, 1999, UpRight and Horizon had utilized $0.0 million and $0.1 million of their respective revolving lines of credit. On August 9, 1999, UpRight entered into a financing agreement with a financial institution that will hold available to UpRight credit facilities in the aggregate total amount of $40.0 million to renegotiate its existing revolving line of credit of $20.0 million. Facility number one is a revolving line of credit for working capital of up to $25.0 million, with a step-down of available commitment amount and outstanding balances to $20.0 million on January 31, 2000. Facility number two is a revolving line of credit for funding equipment purchases of up to $10.0 million due and payable at maturity, which is June 30, 2000, with periodic principal reductions from refinance by certain leasing companies. Facility number three is a revolving line of credit for real estate construction and improvements of the boom manufacturing plant of up to $5.0 million, due and payable at maturity, which is June 30, 2000. On September 3, 1999, Horizon entered into a financing agreement with a financial institution to increase its credit facilities from $5.3 million to $46.3 million. The facility includes a $30.0 million term loan, payable in equal principal payments plus accrued interest for 60 months. In addition, a $10.0 million facility was established for purchasing rental equipment during fiscal 2000. This facility is interest only and will convert to a five year term loan in July 2000. Finally, Horizon's revolver under this facility was increased from $5.3 million to $6.3 million.

The Company's working capital was $61.2 million and $54.7 million at September 26, 1999 and June 27, 1999, respectively. The increase in working capital in this period is mainly due to an increase in accounts receivable of $5.7 million, a decrease in accounts payable of $8.5 million, and a decrease in cash of $3.5 million.

The Company's outstanding debt was $164.6 million and $150.6 million at September 26, 1999 and June 27, 1999, respectively. The increase in outstanding debt primarily resulted from increased use of cash by operating activities during the three months ended

September 26, 1999. Cash and cash equivalents were $9.9 million and $13.3 million at September 26, 1999 and June 27, 1999, respectively.

Net cash used by operating activities was $9.0 million in the three months ended September 26, 1999 and $1.8 million for the three months ended September 27, 1998. The increase in net cash used by operating activities of $7.2 million is primarily related to the decrease in accounts payable of $8.5 million since June 27, 1999 and the net loss versus net income for the three months ended September 26, 1999 compared to the three months ended September 27, 1998 which accounted for $3.1 million, partially offset by the reduced usage of cash of $4.7 million for inventory in the three months ended September 26, 1999 compared to the three months ended September 27, 1998.

Net cash used by investing activities was $8.4 million in the three months ended September 26, 1999 compared to $12.1 million in the three months ended September 27, 1998. The decrease in net cash used by investing activities resulted primarily from a decrease in cash used for the purchase of property, plant and equipment which totaled $10.8 million for the three months ended September 26, 1999 compared to $13.4 million for the three months ended September 27, 1998. Net cash used by investing activities in the three months ended September 26, 1999 was to acquire/build facilities for Horizon, buy new manufacturing equipment for UpRight's Selma and Madera, California facilities and upgrade Horizon's rental fleet.

Net cash provided by financing activities was $14.0 million and $3.5 million in the three months ended September 26, 1999 and September 27, 1998, respectively. The change in net cash provided by financing activities is primarily due to increased use of cash by operating activities during the three months ended September 26, 1999.

The Company believes that, in addition to its cash on hand, internally generated funds and amounts available to UpRight and Horizon under revolving credit facilities are and will continue to be sufficient to satisfy its operating cash requirements and planned capital expenditures. The Company may, however, require additional capital through borrowings and equity if the Company undertakes acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The status of certain legal proceedings was reported in the Company's Form 10-K for the fiscal year ended June 27, 1999 and, subsequent thereto, there have been no material changes in the status of such legal proceedings. Such legal proceedings are also described in Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. Based upon investigation to date and consultation with the Company's insurance carrier and legal counsel, management does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial condition, results of operations or liquidity.

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

      *4.4        Form of Exchange Global Note.

     *10.3 Industrial Lease, dated February 7, 1997, between A.L.L., a general partnership, and UpRight, Inc.

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

     *10.14       Lease Renewal Agreement, dated October 19, 1992, between
                  Ronald W. Werner and UpRight, Inc.

     *10.15       Lease, dated March 7, 1995, by and between BMB Investment
                  Group and Horizon High Reach, Inc.

    **10.18(i)    Equipment Financing Agreement, dated April 23, 1998, between
                  UpRight, Inc., and KeyCorp Leasing LTD.

 *****10.18(ii)   Promissory Note of UpRight, Inc., and Security Agreement,
                  dated April 1, 1999, between UpRight, Inc., and KeyCorp
                  Leasing.

 *****10.18(ii)   Promissory Note of UpRight, Inc., and Security Agreement,
                  dated May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.

  ****10.19(i)    Equipment Financing Agreement, dated February 26, 1999,
                  between UpRight, Inc., and Associates Commercial Corp.

 *****10.19(ii)   Security Agreement, dated May 13, 1999, between UpRight, Inc., and Associates Commercial Corporation.

 *****10.19(ii)   Security Agreement, dated June 2, 1999, between UpRight, Inc., and Associates Commercial Corporation.

      10.19(iv)   Security Agreement, dated June 24, 1999, between UpRight,
                  Inc., and Associates Commercial Corporation.

 *****10.20       Lease Agreement, dated April 1, 1999, between FMCSR Holding
                  Corp., and Horizon High Reach, Inc.

 *****10.21       Lease, dated May 24, 1999, between Industrial Boxboard Company and Horizon High Reach, Inc.

      10.22(i)    Credit Agreement, dated August 26, 1999, between Wells Fargo
                  Bank, NA and Horizon High Reach, Inc.

      10.22(ii)   Revolving Line of Credit Note of Horizon High Reach, Inc.,
                  dated August 26, 1999.

      10.22(iii)  Term Note of Horizon High Reach, Inc., dated August 26, 1999.

      10.22(iv)   Term Commitment Note of Horizon High Reach, Inc., dated August
                  26, 1999.

      10.22(v)    Foreign Exchange Agreement, dated August 26, 1999, between
                  Wells Fargo Bank, NA and Horizon High Reach, Inc.

      10.22(vi)   Security Agreement-Equipment, dated August 26, 1999, between
                  Wells Fargo Bank, NA and Horizon High Reach, Inc.

      10.22(vii)  Continuing Security Agreement, dated August 26, 1999, between
                  Wells Fargo Bank, NA and Horizon High Reach, Inc.

      10.22(viii) Subordination Agreement, dated August 26, 1999, between Wells
                  Fargo Bank, NA and Horizon High Reach, Inc.

      10.23(i)    Second Amended and Restated Business Loan Agreement between
                  Union Bank of California, NA and UpRight, Inc.

      10.23(ii)   Security Agreement, dated August 30, 1999, between Union Bank of California, NA and UpRight, Inc.

      10.23(iii)  Promissory Notes of UpRight, Inc., dated August 30, 1999.

      10.23(iv)   Subordination Agreement, dated August 30, 1999, between
                  Union Bank of California, NA and UpRight, Inc.

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

***** Incorporated herein by reference to the Company's Annual Report on Form
      10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.

(b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  W.R. CARPENTER NORTH AMERICA, INC.

Date:   November 10, 1999

                                  By:    /s/ Graham D. Croot
                                         ---------------------------------------
                                         Graham D. Croot
                                         Chief Financial Officer
                                         (Principal Financial Officer and Duly
                                         Authorized Signatory)

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

      *4.4        Form of Exchange Global Note.

     *10.3 Industrial Lease, dated February 7, 1997, between A.L.L., a general partnership, and UpRight, Inc.

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

     *10.14       Lease Renewal Agreement, dated October 19, 1992, between
                  Ronald W. Werner and UpRight, Inc.

     *10.15       Lease, dated March 7, 1995, by and between BMB Investment
                  Group and Horizon High Reach, Inc.

    **10.18(i)    Equipment Financing Agreement, dated April 23, 1998, between
                  UpRight, Inc., and KeyCorp Leasing LTD.

 *****10.18(ii)   Promissory Note of UpRight, Inc., and Security Agreement,
                  dated April 1, 1999, between UpRight, Inc., and KeyCorp
                  Leasing.

 *****10.18(ii)   Promissory Note of UpRight, Inc., and Security Agreement,
                  dated May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.

  ****10.19(i)    Equipment Financing Agreement, dated February 26, 1999,
                  between UpRight, Inc., and Associates Commercial Corp.

 *****10.19(ii)   Security Agreement, dated May 13, 1999, between UpRight, Inc., and Associates Commercial Corporation.

 *****10.19(ii)   Security Agreement, dated June 2, 1999, between UpRight, Inc., and Associates Commercial Corporation.

      10.19(iv)   Security Agreement, dated June 24, 1999, between UpRight,
                  Inc., and Associates Commercial Corporation.

 *****10.20       Lease Agreement, dated April 1, 1999, between FMCSR Holding
                  Corp., and Horizon High Reach, Inc.

 *****10.21       Lease, dated May 24, 1999, between Industrial Boxboard Company and Horizon High Reach, Inc.

      10.22(i)    Credit Agreement, dated August 26, 1999, between Wells Fargo
                  Bank, NA and Horizon High Reach, Inc.

      10.22(ii)   Revolving Line of Credit Note of Horizon High Reach, Inc.,
                  dated August 26, 1999.

      10.22(iii)  Term Note of Horizon High Reach, Inc., dated August 26, 1999.

      10.22(iv)   Term Commitment Note of Horizon High Reach, Inc., dated August
                  26, 1999.

      10.22(v)    Foreign Exchange Agreement, dated August 26, 1999, between
                  Wells Fargo Bank, NA and Horizon High Reach, Inc.

      10.22(vi)   Security Agreement-Equipment, dated August 26, 1999, between
                  Wells Fargo Bank, NA and Horizon High Reach, Inc.

      10.22(vii)  Continuing Security Agreement, dated August 26, 1999, between
                  Wells Fargo Bank, NA and Horizon High Reach, Inc.

      10.22(viii) Subordination Agreement, dated August 26, 1999, between Wells
                  Fargo Bank, NA and Horizon High Reach, Inc.

      10.23(i)    Second Amended and Restated Business Loan Agreement between
                  Union Bank of California, NA and UpRight, Inc.

      10.23(ii)   Security Agreement, dated August 30, 1999, between Union Bank of California, NA and UpRight, Inc.

      10.23(iii)  Promissory Notes of UpRight, Inc., dated August 30, 1999.

      10.23(iv)   Subordination Agreement, dated August 30, 1999, between Union
                  Bank of California, NA and UpRight, Inc.

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

***** Incorporated herein by reference to the Company's Annual Report on Form
      10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.