Form 10-Q
period 1999-12-26
CARPENTER W R NORTH AMERICA INC
filed 2000-02-03
CIK 1041645

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 26, 1999.

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

At February 1, 2000 there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                      Dec 26            Dec 27           Jun 27
                                                                        1999              1998             1999
                                                                  (unaudited)       (unaudited)        (audited)
                                                            ----------------- ----------------- ----------------
                                                            ----------------- ----------------- ----------------
                                                                                                            C>

ASSETS
  Current Assets
   Cash and cash equivalents                                          $5,826           $44,925          $13,328
   Accounts receivable (net of allowance for doubtful                 44,543            25,584           41,817
   accounts of $512, $604, and $618, respectively)
    Inventories                                                       56,087            35,914           38,748
    Prepaid expenses and other                                         7,513             2,699            2,345
    Prepaid income taxes                                               1,156            ------            1,300
    Deferred income taxes                                              1,479             1,790            1,448
                                                            ----------------- ----------------- ----------------
                                                            ----------------- ----------------- ----------------
     Total current assets                                            116,604           110,912           98,986
  Property, plant and equipment, net                                 121,393            88,341          115,007
  Other assets                                                         9,458             8,927           10,027
                                                            ----------------- ----------------- ----------------
                                                            ----------------- ----------------- ----------------
     Total assets                                                   $247,455          $208,180         $224,020
                                                            ================= ================= ================

LIABILITIES AND STOCKHOLDER'S EQUITY
  Current Liabilities
    Accounts payable                                                 $27,271           $19,116          $26,833
    Other accrued expenses                                             7,671            10,744            9,186
    Current portion of long-term debt                                 14,352             3,829            8,258
                                                            ----------------- ----------------- ----------------
      Total current liabilities                                       49,294            33,689           44,277
  Senior Subordinated Notes Payable                                  104,643           104,595          104,619
  Long-term debt, net of current portion                              63,346            24,452           37,729
  Other long-term liabilities                                          4,303             5,377            4,304
  Deferred income taxes                                                2,786             3,234            4,698
                                                            ----------------- ----------------- ----------------
    Total liabilities                                                224,372           171,347          195,627
                                                            ----------------- ----------------- ----------------

  Commitments and contingencies
  Stockholder's equity
    Common stock                                                          60                60               60
    Preferred stock                                                       25                25               25
    Additional paid-in capital                                         8,767             8,767            8,767
    Cumulative currency translation adjustment (CTA)                   2,084             2,084            2,084
    Retained earnings (on July 3, 1994 a deficit of
$31,395 was                                                           12,147            25,897           17,457
       eliminated due to a subsidiary's
quasi-reorganization)
                                                            ----------------- ----------------- ----------------
                                                                      23,083            36,833           28,393
                                                            ----------------- ----------------- ----------------
    Total liabilities and stockholder's equity                      $247,455          $208,180         $224,020
                                                            ================= ================= ================


    See accompanying notes to condensed consolidated financial statements.

             W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per-share data)
                                 (unaudited)


                                                          Three Months Ended                 Six Months Ended
                                                            Dec 26           Dec 27           Dec 26           Dec 27
                                                              1999             1998             1999             1998
                                                           -------          -------         --------         --------
Revenues
   Equipment sales
      New                                                  $37,639          $31,023          $80,363          $72,311
      Used                                                   3,222            1,620            5,558            3,031
   Rental and services                                      11,706            9,914           23,478           18,972
                                                           -------          -------          -------          -------
          Total revenues                                    52,567           42,557          109,399           94,314
                                                           -------          -------          -------          -------
Cost of Revenues
   Equipment sales
      New                                                   30,725           22,513           65,754           52,687
      Used                                                   3,731            1,082            5,556            1,963
   Rental and services                                       8,260            6,158           16,091           11,656
                                                           -------          -------          -------          -------
           Total cost of revenues                           42,716           29,753           87,401           66,306
                                                           -------          -------          -------          -------
Gross profit
   Equipment sales
      New                                                    6,914            8,510           14,609           19,624
      Used                                                   (509)              538                2            1,068
   Rental and services                                       3,446            3,756            7,387            7,316
                                                           -------          -------          -------          -------
            Total gross profit                               9,851           12,804           21,998           28,008
                                                           -------          -------          -------          -------
Operating expenses
   Selling, general and administrative                      10,028            7,031           19,039           14,264
   Product liability                                           360              420              720              870
   Research and development                                  1,721            2,242            2,911            4,175
                                                           -------          -------          -------          -------
            Total operating expenses                        12,109            9,693           22,670           19,309
                                                           -------          -------          -------          -------
Income/(loss) from operations                               (2,258)           3,111             (672)           8,699
Other income/(expense)
   Interest expense, net                                    (4,155)          (2,759)          (8,030)          (5,451)
   Other income/(expense)                                     (385)              26             (208)              34
                                                          --------          -------          -------          -------
Income/(loss) before income taxes                           (6,798)             378           (8,910)           3,282
(Provision)/benefit for income taxes                         2,754             (130)           3,600           (1,139)
                                                          --------          -------          -------          -------
Net income/(loss)                                         $(4,044)             $248          $(5,310)          $2,143
                                                          ========          =======          =======          =======
Net income/(loss) per common share                        $(67.40)            $4.13          $(88.50)          $35.72
                                                          ========          =======          =======          =======
Weighted average number of common shares used
to compute net income/(loss) per common share               60,000           60,000           60,000           60,000
                                                          ========          =======         ========          =======


    See accompanying notes to condensed consolidated financial statements.

             W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (unaudited)


                                                                                          Six Months Ended
                                                                               ---------------------------------
                                                                                        Dec 26           Dec 27
                                                                                          1999             1998
                                                                                      --------         --------
 Cash flows from operating activities
   Net income/(loss)                                                                   ($5,310)          $2,143
                                                                                      --------          -------

   Adjustments to reconcile net income/(loss) to net cash used by operating activities
      Depreciation and amortization                                                     8,540             5,916
      Gain on disposition of property, plant and equipment                                (99)           (1,068)
      Changes in operating assets and liabilities
         Accounts receivable                                                            (2,726)           3,041
         Inventories                                                                   (17,339)          (8,507)
         Prepaid expenses and other assets                                              (5,024)             296
         Deferred income taxes, net                                                        (31)          (1,027)
         Accounts payable                                                                  438            1,088
         Accrued expenses                                                               (1,516)             300
         Other, net                                                                     (1,344)             606
                                                                                      --------          -------

              Total adjustments                                                        (19,101)             645
                                                                                      --------          -------

              Net cash (used)/provided by operating activities                         (24,411)           2,788
                                                                                      --------          -------

Cash flows from investing activities
   Additions to property, plant and equipment                                          (20,585)         (33,160)
   Proceeds from disposition of assets                                                   5,758            3,031
                                                                                      --------          -------
         Net cash used by investing activities                                         (14,827)         (30,129)
                                                                                      --------          -------
Cash flows from financing activities
   Proceeds from long-term debt                                                         35,248           12,245
   Repayment of long-term debt                                                          (3,512)          (3,648)
                                                                                      --------          -------
         Net cash provided by financing activities                                      31,736            8,597
                                                                                      --------          -------
Net decrease in cash and cash equivalents                                               (7,502)         (18,744)
Cash and cash equivalents at beginning of period                                        13,328           63,669
                                                                                      --------          -------
Cash and cash equivalents at end of period                                              $5,826          $44,925
                                                                                      ========          =======
Supplemental disclosures of cash flow information:
   Cash used for interest payments                                                      $9,478           $6,564
                                                                                      ========          =======
   Cash used for income tax payments                                                       622            2,228
                                                                                      ========          =======


    See accompanying notes to condensed consolidated financial statements.

             W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)


1.       Basis of Presentation

The  accompanying  fiscal  year 2000 and fiscal  year 1999  unaudited  interim condensed consolidated financial statements included herein have been prepared by W.R. Carpenter North America, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, which contains financial information for the fiscal years ended June 27, 1999, June 28, 1998, and June 29, 1997.

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

                                                            Three Months Ended
                                                      ---------------------------------
                                                        December 26, 1999            December 27, 1998
                                                       ------------------            -----------------

                                                                    (Dollars in Thousands)
                                                                         (Unaudited)
        Revenue                                       $52,567      100.0%           $42,557      100.0%
        Cost of revenue                                42,716       81.3             29,753       69.9
        Gross profit                                    9,851       18.7             12,804       30.1
        Operating expenses                             12,109       23.0              9,693       22.8
        Operating income/(loss)                        (2,258)      (4.3)             3,111        7.3
        Interest expense, net                          (4,155)      (7.9)            (2,759)      (6.5)
        Other income/(expense)                           (385)      (0.7)                26        0.1
        (Provision)/benefit for income taxes            2,754        5.2               (130)      (0.3)
        Net income/(loss)                              (4,044)      (7.7)               248        0.6
        EBITDA                                          2,032        3.9              6,302       14.8
        Depreciation and amortization                   4,290        8.2              3,191        7.5

Segment Operations

The   Company,   through  its   wholly-owned   subsidiaries,   UpRight,   Inc.
("UpRight") and Horizon, manufactures, sells, rents and services aerial work platform equipment to a diverse customer base.

UpRight is a leading manufacturer of aerial work platforms. Horizon is a leading industrial equipment rental, sales and service company specializing in aerial work platforms and is a significant customer of UpRight. Sales to Horizon accounted for approximately 14.2% and 30.6% of UpRight's revenue for the three months ended December 26, 1999 and December 27, 1998, respectively. Sales to Horizon accounted for approximately 13.7% and 23.0% of UpRight's revenue for the six months ended December 26, 1999 and December 27, 1998, respectively.

When equipment purchased from UpRight by Horizon is included in Horizon's rental fleet, or held as sales inventory at the end of a reporting period, the gross profit earned by UpRight on the sale of this equipment is eliminated from the Company's consolidated Gross Profit. As Horizon's purchases of equipment for rental fleet purposes vary by quarter, and the level of UpRight equipment held in sales inventory by Horizon fluctuates by quarter, the resulting elimination of Gross Profit on consolidation can cause consolidated Income/(loss) from Operations to fluctuate on a quarterly basis.

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

                                                             Consolidating Statement of Operations
                                                                      Three Months Ended
                                                                       December 26, 1999
                                                                    (Dollars in Thousands)
                                                                          (Unaudited)
                                         ----------------------------------------------------------------------------------

                                          Carpenter            Horizon          UpRight       Eliminations    Consolidated
                                          ---------           ---------        ---------      ------------    ------------
Revenues
New equipment sales                                             $7,852          $34,789          $(5,002)          $37,639
Used equipment sales                                             3,033              189                              3,222
Rental and services                                             11,477              229                             11,706
                                         ----------          ---------        ---------      -----------      ------------
   Total revenues                                               22,362           35,207           (5,002)           52,567
                                         ----------          ---------        ---------      -----------      ------------
Cost of Revenues
New equipment sales                                              6,064           29,728           (5,067)           30,725
Used equipment sales                                             3,514              217                              3,731
Rental and services                                              8,125              135                              8,260
                                        -----------          ---------        ---------      -----------      ------------
   Total cost of revenues                                       17,703           30,080           (5,067)           42,716
                                        -----------          ---------        ---------      -----------      ------------
Gross Profit
New equipment sales                                              1,788            5,061               65             6,914
Used equipment sales                                             (481)             (28)                               (509)
Rental and services                                              3,352               94                              3,446
                                       ------------          ---------        ---------      -----------      ------------
   Total gross profit                                            4,659            5,127               65             9,851
                                       ------------          ---------        ---------      -----------      ------------
   % of revenue                                                   20.8%            14.6%           (1.3%)             18.7%
Income/(loss) from Operations
Selling, general and administrative            $939              4,677            4,412                             10,028
Product liability                                                                   360                                360
Research and development                                                          1,721                              1,721
                                       ------------          ---------        ---------      -----------      ------------
Total operating expenses                        939             4,677             6,493                             12,109
                                       ============          =========        =========      ===========      ============
    Income/(loss) from operations              (939)              (18)           (1,366)              65            (2,258)
   % of revenue                                                 (0.1%)           (3.9%)            (1.3%)           (4.3%)





                                                             Consolidating Statement of Operations
                                                                      Three Months Ended
                                                                       December 27, 1998
                                                                    (Dollars in Thousands)
                                                                          (Unaudited)

                                     --------------------------------------------------------------------------------------
                                     --------------------------------------------------------------------------------------

                                        Carpenter              Horizon          UpRight     Eliminations     Consolidated
                                     ----------------      -----------         --------     ------------     ------------
Revenues
New equipment sales                                             $8,157          $32,968       $(10,102)           $31,023
Used equipment sales                                             1,620                                              1,620
Rental and services                                              9,914                                              9,914
                                     ----------------      -----------         --------       --------          ---------
   Total revenues                                               19,691           32,968        (10,102)            42,557
                                     ----------------      -----------         ---------      ---------         ---------
Cost of Revenues
New equipment sales                                              6,497           24,038         (8,022)           22,513
Used equipment sales                                             1,082                                             1,082
Rental and services                                              6,158                                             6,158
                                     ----------------       ----------         --------       --------          --------
   Total cost of revenues                                       13,737           24,038         (8,022)           29,753
                                     ----------------       ----------         --------       --------          --------
Gross Profit
New equipment sales                                              1,660            8,930         (2,080)            8,510
Used equipment sales                                               538                                               538
Rental and services                                              3,756                                             3,756
                                     ----------------       ----------         --------       --------          --------
   Total gross profit                                            5,954            8,930         (2,080)           12,804
                                     ----------------       ----------         --------       --------          --------
   % of revenue                                                   30.2%            27.1%          20.6%             30.1%
Income/(loss) from Operations
Selling, general and administrative             $995             3,210            2,826                            7,031
Product liability                                                                   420                              420
Research and development                                                          2,242                            2,242
                                     ----------------       ----------         --------       --------          --------
Total operating expenses                         995             3,210            5,488                            9,693
                                     ================       ==========         ========       ========          ========
   Income/(loss) from operations               (995)             2,744            3,442         (2,080)            3,111
   % of revenue                                                  13.9%            10.4%           20.6%             7.3%



                                                             Consolidating Statement of Operations
                                                                       Six Months Ended
                                                                       December 26, 1999
                                                                    (Dollars in Thousands)
                                                                          (Unaudited)
                                     --------------------------------------------------------------------------------------
                                     --------------------------------------------------------------------------------------

                                         Carpenter             Horizon          UpRight        Eliminations     Consolidated
                                     ----------------         --------         --------        -----------      ------------
Revenues
New equipment sales                                            $16,904          $73,666         $(10,207)          $80,363
Used equipment sales                                             5,023              535                              5,558
Rental and services                                             23,168              310                             23.478
                                     ----------------         ---------        --------        ---------        ----------
   Total revenues                                               45,095           74,511          (10,207)          109,399
                                     ----------------         ---------        --------        ---------        ----------
Cost of Revenues
New equipment sales                                             13,134           62,849          (10,229)           65,754
Used equipment sales                                             5,148              408                              5.556
Rental and services                                             15,803              288                             16.091
                                     ----------------         --------         --------        ---------        ----------
   Total cost of revenues                                       34,085           63,545          (10,229)           87,401
                                     ----------------         --------         --------        ---------        ----------
Gross Profit
New equipment sales                                              3,770           10,817               22            14,609
Used equipment sales                                             (125)              127                                  2
Rental and services                                              7,365               22                              7,387
                                     ----------------        ---------         --------        ---------        ----------
   Total gross profit                                           11,010           10,966               22            21,998
                                     ----------------        ---------         --------        ---------        ----------
   % of revenue                                                  24.4%            14.7%            (0.2%)            20.1%
Income/(loss) from Operations
Selling, general and administrative           $2,363             8,738            7,938                             19,039
Product liability                                                                   720                                720
Research and development                                                          2,911                              2,911
                                     ----------------        ---------         --------        ---------         ---------
Total operating expenses                       2,363             8,738           11,569                             22,670
                                     ================        =========         ========        =========         =========
    Income/(loss) from operations            (2,363)             2,272             (603)              22              (672)
   % of revenue                                                   5.0%           (0.8%)            (0.2%)            (0.6%)





                                                             Consolidating Statement of Operations
                                                                       Six Months Ended
                                                                       December 27, 1998
                                                                    (Dollars in Thousands)
                                                                          (Unaudited)

                                      -----------------------------------------------------------------------------------

                                        Carpenter              Horizon          UpRight     Eliminations     Consolidated
                                    ----------------          --------         --------     ------------     ------------
Revenues
New equipment sales                                            $14,908          $74,559       $(17,156)          $72,311
Used equipment sales                                             3,031                                             3,031
Rental and services                                             18,972                                            18,972
                                     ----------------         --------         --------       --------        ----------
   Total revenues                                               36,911           74,559        (17,156)           94,314
                                     ----------------         --------         --------       --------        ----------
Cost of Revenues
New equipment sales                                             11,887           54,906        (14,106)           52,687
Used equipment sales                                             1,963                                             1,963
Rental and services                                             11,656                                            11,656
                                     ----------------        ---------         --------        --------       ----------
   Total cost of revenues                                       25,506           54,906        (14,106)           66,306
                                     ----------------        ---------         --------        --------       ----------
Gross Profit
New equipment sales                                              3,021           19,653         (3,050)           19,624
Used equipment sales                                             1,068                                             1,068
Rental and services                                              7,316                                             7,316
                                     ----------------        ---------         --------        --------       ----------
   Total gross profit                                           11,405           19,653         (3,050)           28,008
                                     ----------------        ---------         --------        --------       ----------
   % of revenue                                                    30.9%            26.4%             17.8%            29.7%
Income/(loss) from Operations
Selling, general and administrative           $2,290             6,339            5,635                           14,264
Product liability                                                                   870                              870
Research and development                                                          4,175                            4,175
                                     ----------------        ---------         --------        --------       ----------
Total operating expenses                       2,290             6,339           10,680                           19,309
                                     ================        =========         ========        ========       ==========
   Income/(loss) from operations             (2,290)             5,066            8,973         (3,050)            8,699
   % of revenue                                                     13.7%            12.0%           17.8%             9.2%

Three Months Ended December 26, 1999 Compared to Three Months Ended December 27, 1998

Revenue for the three months ended December 26, 1999 was $52.6 million, an increase of $10.0 million over revenue of $42.6 million for the three months ended December 27, 1998. The increase in revenue was mainly due to: (1) an increase of $7.3 million in sales by UpRight of new equipment to non-Horizon dealers; (2) an increase of $1.4 million in Horizon's sales of used equipment; and (3) an increase of $1.6 million in Horizon's rental and service revenue. The increase in revenue was partially offset by a $0.3 million decrease in the sales of new equipment at Horizon. The increase in Horizon's rental and service revenue is primarily attributable to rental fleet additions subsequent to the second quarter of fiscal 1999 and the inclusion of results from a business acquired subsequent to the third quarter of fiscal 1999.

Gross profit for the three months ended December 26, 1999 was $9.9 million, a decrease of $2.9 million from gross profit of $12.8 million for the three months ended December 27, 1998. Gross margin decreased to 18.7% in the three months ended December 26, 1999 compared to 30.1% in the three months ended December 27, 1998. The decline in gross profit is primarily a result of UpRight's manufacturing inefficiencies due to: (1) ramp-up of production at the Madera facility, particularly relating to the inexperienced work force and the need to continue to increase the size of the work force in anticipation of higher production levels in the second half of the fiscal year; (2) delays in bringing on-line the continuous flow paint facility in Madera, which only became operational on all lines late in the second quarter; and (3) parts shortages, primarily the result of certain vendors' inability to supply quality parts on time, as well as parts availability problems resulting from changes which were initiated while attempting to improve the inventory management process and performance. In addition, UpRight experienced pricing pressures in the second quarter. Horizon experienced negative margins on used equipment sales as it sold certain boom lifts and forklifts at a loss. The net loss on these certain boom lifts and forklifts was approximately $1.1 million. All of these certain boom lifts and forklifts that were identified to be sold have been sold or accounted for, and it is not anticipated to affect future quarters. In addition, Horizon had lower rental equipment utilization and rental rates, and higher wage and benefit costs and depreciation expense on rental equipment for the three months ended December 26, 1999 compared to the three months ended December 27, 1998.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $12.1 million in the three months ended December 26, 1999 compared to $9.7 million for the same period last year. SG & A expenses increased by $3.0 million to $10.0 million in the three months ended December 26, 1999 compared to the three months ended December 27, 1998. The increase in SG & A expenses is primarily due to increased costs from the addition of resources to support the higher activity level at Horizon, additional marketing and goodwill amortization costs related to a business acquired subsequent to the third quarter of fiscal 1999, a one-time charge at Horizon of $0.4 million related to recourse on a sale from a prior year, as well as increased marketing and administrative costs at UpRight, which are required to support the increased manufacturing capacity of UpRight following the ramp-up of production at the Madera facility. As a percentage of revenue, SG & A expenses were 19.1% in the three months ended December 26, 1999 compared to 16.5% for the three months ended December 27, 1998. Product liability expense was essentially flat at $0.4 million in the three months ended December 26, 1999 and in the three months ended December 27, 1998. Research and development expenses for the three months ended December 26, 1999 were $1.7 million, a decrease of $0.5 million compared to the three months ended December 27, 1998. The decrease in research and development expenses is primarily related to reduced new product development following the introduction of the additional boom lift products in fiscal 1999.

Interest expense, net of interest income, increased to $4.2 million for the three months ended December 26, 1999 from $2.8 million for the three months ended December 27, 1998 due primarily to a decrease in interest income related to lower cash balances at the Company as well as increased borrowings at Horizon.

Income tax for the three months ended December 26, 1999 was a benefit of $2.8 million compared to an expense of $0.1 million for the three months ended December 27, 1998. The Company's effective tax rate was minus 40.5% for the three months ended December 26, 1999 compared to 34.4% for the three months ended December 27, 1998.

Net loss for the three months ended December 26, 1999 was $4.0 million, representing a decrease of $4.2 million from net income of $0.2 million for the three months ended December 27, 1998, as a result of the factors described above.

Six Months Ended December 26, 1999 Compared to Six Months Ended December 27,
1998

Revenue for the six months ended December 26, 1999 was $109.4 million, an increase of $15.1 million over revenue of $94.3 million for the six months ended December 27, 1998. The increase in revenue was mainly due to: (1) an increase of $6.1 million in sales by UpRight of new equipment to non-Horizon dealers; (2) an increase of $2.0 million in Horizon's sales of new equipment; (3) an increase of $2.0 million in Horizon's sales of used equipment; and (4) an increase of $4.2 million in Horizon's rental and service revenue. The increase in Horizon's rental and service revenue is primarily attributable to rental fleet additions subsequent to the first and second quarters of fiscal 1999 and the inclusion of results from a business acquired subsequent to the third quarter of fiscal 1999.

Gross profit for the six months ended December 26, 1999 was $22.0 million, a decrease of $6.0 million from gross profit of $28.0 million for the six months ended December 27, 1998. Gross margin decreased to 20.1% in the six months ended December 26, 1999 compared to 29.7% in the six months ended
December 27, 1998. The decline in gross profit is primarily a result of UpRight's manufacturing inefficiencies due to: (1) ramp-up of production at the Madera facility, particularly relating to the inexperienced work force and the need to continue to increase the size of the work force in anticipation of higher production levels in the second half of the fiscal year; (2) delays in bringing on-line the continuous flow paint facility in Madera, which only became operational on all lines late in the second quarter; and (3) parts shortages, primarily the result of certain vendors' inability to supply quality parts on time, as well as parts availability problems resulting from changes which were initiated while attempting to improve the inventory management process and performance. In addition, UpRight experienced pricing pressures in the second quarter. In the second quarter, Horizon experienced negative margins on used equipment sales as it sold certain boom lifts and forklifts at a loss. The net loss on these certain boom lifts and forklifts was approximately $1.1 million. All of these certain boom lifts and forklifts that were identified to be sold have been sold or accounted for, and it is not anticipated to affect future quarters. In addition, Horizon had lower rental equipment utilization and rental rates, and higher wage and benefit costs and depreciation expense on rental equipment for the six months ended December 26, 1999 compared to the six months ended December 27, 1998.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $22.7 million in the six months ended December 26, 1999 compared to $19.3 million for the same period last year. SG & A expenses increased by $4.7 million to $19.0 million in the six months ended December 26, 1999 compared to the six months ended December 27, 1998. The increase in SG & A expenses is primarily due to increased costs from the addition of resources to support the higher activity level at Horizon, additional marketing and goodwill amortization costs related to a business acquired subsequent to the third quarter of fiscal 1999, a one-time charge at Horizon of $0.4 million related to recourse on a sale from a prior year, as well as increased marketing and administrative costs at UpRight, which are required to support the increased manufacturing capacity of UpRight following the ramp-up of production at the Madera facility. As a percentage of revenue, SG & A expenses were 17.4% in the six months ended December 26, 1999 compared to 15.1% for the six months ended December 27, 1998. Product liability expense decreased by $0.1 million in the six months ended December 26, 1999 compared to the six months ended December 27, 1998. Research and development expenses for the six months ended December 26, 1999 were $2.9 million, a decrease of $1.3 million compared to the six months ended December 27, 1998. The decrease in research and development expenses is primarily related to reduced new product development following the introduction of the additional boom lift products in fiscal 1999, as well as $0.3 million which had previously been expensed, but was subsequently recovered as a result of a favorable sales tax ruling.

Interest expense, net of interest income, increased to $8.0 million for the six months ended December 26, 1999 from $5.5 million for the six months ended December 27, 1998 due primarily to a decrease in interest income related to lower cash balances at the Company as well as increased borrowings at Horizon.

Income tax for the six months ended December 26, 1999 was a benefit of $3.6 million compared to an expense of $1.1 million for the six months ended December 27, 1998. The Company's effective tax rate was minus 40.4% for the six months ended December 26, 1999 compared to 34.7% for the six months ended December 27, 1998.

Net loss for the six months ended December 26, 1999 was $5.3 million, representing a decrease of $7.4 million from net income of $2.1 million for the six months ended December 27, 1998, as a result of the factors described above.


Capital Resources and Liquidity

The Company's cash flow requirements are for working capital, capital expenditures and debt service.

The Company's cash balance as of December 26, 1999 was $5.8 million. This cash is used in part to finance the capital expenditure program at UpRight and Horizon and, in addition, is used for general corporate purposes.
UpRight and Horizon have revolving lines of credit from major financial institutions of $40.0 million and $6.3 million, respectively. As of December 26, 1999, UpRight and Horizon had utilized $16.1 million and $4.2 million of their respective revolving lines of credit. In addition, Horizon has available a $10.0 million facility with a financial institution for the purchase of rental equipment during fiscal 2000. This facility was unused at December 26, 1999, is interest only and will convert to a five year term loan in July 2000.

The Company's working capital was $67.3 million and $54.7 million at December 26, 1999 and June 27, 1999, respectively. The increase in working capital in this period is mainly due to an increase in inventory of $17.3 million and a decrease in cash of $7.5 million.

The Company's outstanding debt was $182.3 million and $150.6 million at December 26, 1999 and June 27, 1999, respectively. The increase in outstanding debt primarily resulted from increased use of cash by operating activities during the six months ended December 26, 1999. Cash and cash equivalents were $5.8 million and $13.3 million at December 26, 1999 and June 27, 1999, respectively.

Net cash used by operating activities was $24.4 million in the six months ended December 26, 1999 compared to net cash provided by operating activities of $2.8 million for the six months ended December 27, 1998. The increase in net cash used by operating activities of $27.2 million is primarily related to: the increase in inventory of $8.8 million; the net loss versus net income for the six months ended December 26, 1999 compared to the six months ended December 27, 1998 which accounted for $7.5 million; an increase in accounts receivable of $5.8 million; and an increase in prepaid expenses and other assets of $5.3 million in the six months ended December 26, 1999 compared to the six months ended December 27, 1998. The increase in inventory is attributable to UpRight building up its finished goods inventory as planned, prior to the historically higher sales experienced in the second half of the fiscal year, and higher levels of sales stock at Horizon. The increase in accounts receivable is primarily due to longer terms associated with international sales. The increase in prepaid expenses and other assets is primarily due to notes receivable from an affiliated re-rental company in Europe, which is promoting the use of UpRight boom lifts to existing and new customers as part of UpRight's boom lift penetration strategy.

Net cash used by investing activities was $14.8 million in the six months ended December 26, 1999 compared to $30.1 million in the six months ended December 27, 1998. The decrease in net cash used by investing activities resulted primarily from a decrease in cash used for the purchase of property, plant and equipment which totaled $20.6 million for the six months ended December 26, 1999 compared to $33.2 million for the six months ended December 27, 1998. Included in the six months ended December 27, 1998 were expenditures relating to the construction of UpRight's Madera facility and expenditures relating to the expansion of Horizon's rental fleet. Net cash used by investing activities in the six months ended December 26, 1999 was to acquire/build facilities for Horizon, buy new manufacturing equipment for UpRight's Selma and Madera, California facilities and upgrade Horizon's rental fleet.

Net cash provided by financing activities was $31.7 million and $8.6 million in the six months ended December 26, 1999 and December 27, 1998, respectively. The change in net cash provided by financing activities is primarily the result of increased borrowings due to increased use of cash by operating activities during the six months ended December 26, 1999.

The Company believes that, in addition to its cash on hand, internally generated funds and amounts available to UpRight and Horizon under revolving credit facilities are and will continue to be sufficient to satisfy its operating cash requirements and planned capital expenditures. The Company may, however, require additional capital through borrowings and equity to fund the working capital requirements associated with higher sales levels that are capable of being generated from the increased manufacturing capacity at the Madera and Selma facilities of UpRight.

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

Year 2000

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits (i.e. "98") rather than four (i.e. "1998") to define the applicable year. These programs treat years as occurring between 1900 and the end of 1999 and do not self-convert to reflect the change in the century. In addition, February 2000 is a leap year at the end of a century, an event that occurs only once every 400 years. If not corrected, computer applications could fail or create erroneous results in date sensitive applications.

Each of the Company, UpRight and Horizon has undertaken a program to understand the nature and extent of the work required to make its respective systems Y2K compliant. These programs encompass information systems, facilities systems, vehicles, UpRight and Horizon's products and the readiness of UpRight and Horizon's suppliers and customers. These programs include the following phases: identification and assessment, compliance plan development, remediation and testing, and contingency planning. The total cost of the Y2K project has not been material.

Each of the Company, UpRight and Horizon has completed their Y2K programs and believe their respective systems and products to be compliant. The Company (including UpRight and Horizon) does not believe there to be any Y2K issue with the products it sells, rents or services. Each of the Company, UpRight and Horizon has written assurances from its respective suppliers to confirm this.

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

None of the Company, UpRight or Horizon experienced any significant disruptions in any of its systems on January 1, 2000, nor has any supplier or customer of the Company, UpRight or Horizon made any of them aware of any significant disruptions as of the date of this report.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number            Description of Document

        3.1(i) (a)    Certificate of Incorporation of the Registrant, as
                      amended.
        3.1(ii) (a)   Bylaws of the Registrant, as amended.
        4.1 (a)       Indenture, dated as of June 10, 1997, by and among the
                      Registrant, the Guarantors named therein and U.S. Trust
                      Company of California, N.A.
        4.4 (a)       Form of Exchange Global Note.
       10.3 (a)       Industrial Lease, dated February 7, 1997, between A.L.L.,
                      a general partnership, and UpRight, Inc.
       10.4 (a)       Lease, entered into as of November 1995, by and between
                      Townview Partners, an Ohio partnership and UpRight, Inc.
       10.5 (a)       Recourse Agreement, dated February 11, 1997, by and
                      between Horizon High Reach, Inc., and American Equipment
                      Leasing.
       10.6 (a)       Management Services Agreement, dated May 12, 1997, by and
                      between the Registrant and Griffin Group International
                      Management Ltd.
       10.8 (a)       Lease, dated January 1997, by and between Morris Ragona
                      and Joan Ragona, and Horizon High Reach, Inc.
       10.9 (a)       Agreement of Lease, dated January 26, 1995, by and
                      between Richard V. Gunner and George Andros, and Horizon
                      High Reach, Inc.
       10.10(i) (a)   Lease Agreement, executed November 10, 1989, by and
                      between Trussel Electric, Inc., and Up-Right, Inc.,
                      including Lease Extension Agreement dated February 28,
                      1994, Lease Modification Agreement dated January 26,
                      1994, and Notice of Option to Renew dated May 7, 1992.
       10.10(ii) (b)  Lease Extension and Modification Agreement dated
                      September 3, 1998.
       10.10(iii) (c) Lease Extension and Modification Agreement dated October
                      28, 1997.
       10.11 (a)      Lease Agreement (undated) by and between T.T. Templin and
                      Horizon High Reach & Equipment Company.
       10.12 (a)      Agreement of Lease, dated October 15, 1992, by and
                      between Robert I. Selsky and Up-Right Aerial Platforms,
                      Assignment of Lease, dated June 1994, by and between
                      Up-Right, Inc., and Horizon High Reach, Inc., and Consent
                      to Assignment dated July 15, 1994.
       10.13 (a)      Lease Agreement, dated April 27, 1990, by and between
                      D.L. Phillips Investment Builders, Inc., and Up-Right,
                      Inc., together with Supplemental Agreement to Lease,
                      dated September 30, 1994, Assignment of Lease, dated
                      June 18, 1990, by and between D.L. Phillips Investment
                      Builders, Inc., and JMA, Ltd., Assignment of Lease dated
                      June 1994, by and between Up-Right, Inc., and Horizon
                      High Reach, Inc., and Consent to Assignment dated
                      July 15, 1994.
       10.14 (a)      Lease Renewal Agreement, dated October 19, 1992, between
                      Ronald W. Werner and UpRight, Inc.
       10.15 (a)      Lease, dated March 7, 1995, by and between BMB Investment
                      Group and Horizon High Reach, Inc.
       10.18(i) (b)   Equipment Financing Agreement, dated April 23, 1998,
                      between UpRight, Inc., and KeyCorp Leasing LTD.
       10.18(ii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                      dated April 1, 1999, between UpRight, Inc., and KeyCorp
                      Leasing.
       10.18(iii) (e) Promissory Note of UpRight, Inc., and Security Agreement,
                      dated May 4, 1999, between UpRight, Inc., and KeyCorp
                      Leasing.
       10.19(i) (d)   Equipment Financing Agreement, dated February 26, 1999,
                      between UpRight, Inc., and Associates Commercial Corp.
       10.19(ii) (e)  Security Agreement, dated May 13, 1999, between UpRight,
                      Inc., and Associates Commercial Corporation.
       10.19(iii) (e) Security Agreement, dated June 2, 1999, between UpRight,
                      Inc., and Associates Commercial Corporation.
       10.19(iv) (f)  Security Agreement, dated June 24, 1999, between UpRight,
                      Inc., and Associates Commercial Corporation.
       10.20 (e)      Lease Agreement, dated April 1, 1999, between FMCSR
                      Holding Corp., and Horizon High Reach, Inc.
       10.21 (e)      Lease, dated May 24, 1999, between Industrial Boxboard
                      Company and Horizon High Reach, Inc.
       10.22(i) (f)   Credit Agreement, dated August 26, 1999, between Wells
                      Fargo Bank, NA and Horizon High Reach, Inc.
       10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach,
                      Inc., dated August 26, 1999.
       10.22(iii) (f) Term Note of Horizon High Reach, Inc., dated August 26,
                      1999.
       10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                      August 26, 1999.
       10.22(v) (f)   Foreign Exchange Agreement, dated August 26, 1999,
                      between Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.22(vi) (f)  Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.22(viii) (f)Subordination Agreement, dated August 26, 1999, between
                      Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.23(i) (f)   Second Amended and Restated Business Loan Agreement
                      between Union Bank of California, NA and UpRight, Inc
       10.23(ii) (f)  Security Agreement, dated August 30, 1999, between Union
                      Bank of California, NA and UpRight, Inc.
       10.23(iii) (f) Promissory Notes of UpRight, Inc., dated August 30, 1999.
       10.23 (iv) (f) Subordination Agreement, dated August 30, 1999, between
                      Union Bank of California, NA and UpRight, Inc.
       10.24          Lease Agreement, dated September 1, 1999, between Aircold
                      Supply and UpRight, Inc.
       10.25          Lease Agreement, dated January 25, 1999, between Clay
                      Development & Construction and Horizon High Reach, Inc.
       27.1           Financial Data Schedule


(a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.

(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.

 (c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998, filed with the Securities and Exchange Commission on November 12, 1998.

(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.

(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.

(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 26, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              W.R.
CARPENTER NORTH AMERICA, INC.

Date:    February 1, 2000

                                                                       By:
/s/ Graham D. Croot

Graham D. Croot

Chief Financial Officer

(Principal Financial Officer and Duly

Authorized Signatory)

                              Index to Exhibits


Exhibit
Number            Description of Document


      3.1(i) (a)   Certificate of Incorporation of the Registrant, as amended.
      3.1(ii) (a)  Bylaws of the Registrant, as amended.
      4.1(a)       Indenture, dated as of June 10, 1997, by and among the
                   Registrant, the Guarantors named therein and U.S. Trust
                   Company of California, N.A.
      4.4 (a)      Form of Exchange Global Note.
     10.3 (a)      Industrial Lease, dated February 7, 1997, between A.L.L., a general partnership, and UpRight, Inc.
     10.4 (a)      Lease, entered into as of November 1995, by and between
                   Townview Partners, a Ohio partnership and UpRight, Inc.
     10.5 (a)      Recourse Agreement, dated February 11, 1997, by and between
                   Horizon High Reach, Inc., and American Equipment Leasing.
     10.6 (a)      Management Services Agreement, dated May 12, 1997, by and
                   between the Registrant and Griffin Group International
                   Management Ltd.
     10.8 (a)      Lease, dated January 1997, by and between Morris Ragona and
                   Joan Ragona, and Horizon High Reach, Inc.
     10.9 (a)      Agreement of Lease, dated January 26, 1995, by and between
                   Richard V. Gunner and George Andros, and Horizon High Reach,
                   Inc.
     10.10(i) (a)  Lease Agreement, executed November 10, 1989, by and between
                   Trussel Electric, Inc., and Up-Right, Inc., including Lease
                   Extension Agreement dated February 28, 1994, Lease
                   Modification Agreement dated January 26, 1994, and Notice of
                   Option to Renew dated May 7, 1992.
     10.10(ii) (b) Lease Extension and Modification Agreement dated September 3,
                   1998.
     10.10(iii) (c)Lease Extension and Modification Agreement dated October 28,
                   1997.
     10.11 (a)     Lease Agreement (undated) by and between T.T. Templin and
                   Horizon High Reach & Equipment Company.
     10.12 (a)     Agreement of Lease, dated October 15, 1992, by and between
                   Robert I. Selsky and Up-Right Aerial Platforms, Assignment of
                   Lease, dated June 1994, by and between Up-Right, Inc., and
                   Horizon High Reach, Inc., and Consent to Assignment dated
                   July 15, 1994.
     10.13 (a)     Lease Agreement, dated April 27, 1990, by and between D.L.
                   Phillips Investment Builders, Inc., and Up-Right, Inc.,
                   together with Supplemental Agreement to Lease, dated
                   September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and
                   JMA, Ltd., Assignment of Lease dated June 1994, by and
                   between Up-Right, Inc., and Horizon High Reach, Inc., and
                   Consent to Assignment dated July 15, 1994.
     10.14 (a)     Lease Renewal Agreement, dated October 19, 1992, between
                   Ronald W. Werner and UpRight, Inc.
     10.15 (a)     Lease, dated March 7, 1995, by and between BMB Investment
                   Group and Horizon High Reach, Inc.
     10.18(i) (b)  Equipment Financing Agreement, dated April 23, 1998, between
                   UpRight, Inc., and KeyCorp Leasing LTD.
     10.18(ii) (e) Promissory Note of UpRight, Inc., and Security Agreement,
                   dated April 1, 1999, between UpRight, Inc., and KeyCorp
                   Leasing.
     10.18(iii) (e)Promissory Note of UpRight, Inc., and Security Agreement,
                   dated May 4, 1999, between UpRight, Inc., and KeyCorp
                   Leasing.
     10.19(i) d)   Equipment Financing Agreement, dated February 26, 1999,
                   between UpRight, Inc., and Associates Commercial Corp.
     10.19(ii)(e)  Security Agreement, dated May 13, 1999, between
                   UpRight, Inc., and Associates Commercial Corporation.
     10.19(iii)(e) Security Agreement, dated June 2, 1999,
                   between UpRight, Inc., and Associates Commercial Corporation.
     10.19(iv) (f) Security Agreement, dated June 24, 1999, between UpRight,
                   Inc., and Associates Commercial Corporation.
     10.20 (e)     Lease Agreement, dated April 1, 1999, between FMCSR Holding
                   Corp., and Horizon High Reach, Inc.
     10.21 (e)     Lease, dated May 24, 1999, between Industrial Boxboard
                   Company and Horizon High Reach, Inc.
     10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells Fargo
                   Bank, NA and Horizon High Reach, Inc.
     10.22(ii) (f) Revolving Line of Credit Note of Horizon High Reach, Inc.,
                   dated August 26, 1999.
     10.22(iii) (f)Term Note of Horizon High Reach, Inc., dated August 26, 1999. 10.22(iv) (f) Term Commitment Note of Horizon High Reach, Inc., dated
                   August 26, 1999.
     10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                   Wells Fargo Bank, NA and Horizon High Reach, Inc.
     10.22(vi) (f) Security Agreement - Equipment, dated August 26, 1999,
                   between   Wells Fargo Bank, NA and Horizon High Reach, Inc.
     10.22(vii) (f)Continuing Security Agreement, dated August 26, 1999, between
                   Wells Fargo Bank, NA and Horizon High Reach, Inc.
     10.22(viii) (fSubordination Agreement, dated August 26, 1999, between Wells
                   Fargo Bank, NA and Horizon High Reach, Inc.
     10.23(i) (f)  Second Amended and Restated Business Loan Agreement between
                   Union Bank of California, NA and UpRight, Inc
     10.23(ii) (f) Security Agreement, dated August 30, 1999, between Union Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)Promissory Notes of UpRight, Inc., dated August 30, 1999.
     10.23 (iv) (f)Subordination Agreement, dated August 30, 1999, between Union
                   Bank of California, NA and UpRight, Inc.
     10.24         Lease Agreement, dated September 1, 1999, between Aircold
                   Supply and UpRight, Inc.
     10.25         Lease Agreement, dated January 25, 1999, between Clay
                   Development & Construction and Horizon High Reach, Inc.
     27.1          Financial Data Schedule


(a)     Incorporated   herein  by  reference  to  the   Company's   Registration
        Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.

(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.

(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998, filed with the Securities and Exchange Commission on November 12, 1998.

(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.

(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.

(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.