Form 10-Q
period 2000-03-26
CARPENTER W R NORTH AMERICA INC
filed 2000-05-08
CIK 1041645

                  UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 26, 2000.

                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from                to

         Commission file number:  333-31187

               W.R. CARPENTER NORTH AMERICA, INC.
       (Exact name of registrant as specified in its charter)

        Delaware                                   54-1049647
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)           Identification No.)

                      7433 North First Street
                           Suite 103
                      Fresno, CA  93720
         (Address of principal executive offices and zip code)

                      (559) 353-3950
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X
]  No [   ]

At May 5, 2000 there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

PART I- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
        (In thousands)

                                                                    Mar 26            Mar 28           Jun 27
                                                                     2000              1999             1999
                                                                 (unaudited)       (unaudited)        (audited)
                                                                  ----------       -----------       ---------
ASSETS
  Current Assets
   Cash and cash equivalents                                         $13,865           $30,984          $13,328
   Accounts receivable (net of allowance for doubtful                 48,864            31,548           41,817
   accounts of $521, $551, and $618, respectively)
   Inventories                                                        64,796            43,117           38,748
   Prepaid expenses and other                                          9,474             1,108            2,345
   Prepaid income taxes                                                1,156            ------            1,300
   Deferred income taxes                                               1,479             1,790            1,448
                                                                  ----------        -----------      ----------

     Total current assets                                            139,634           108,547           98,986
  Property, plant and equipment, net                                 120,495           101,470          115,007
  Other assets                                                         8,573            12,987           10,027
                                                                  ----------        ----------       ----------

     Total assets                                                   $268,702          $223,004         $224,020
                                                                  ==========        ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
  Current Liabilities
    Accounts payable                                                 $37,209           $26,217          $26,833
    Other accrued expenses                                            12,657            16,278            9,186
    Current portion of long-term debt                                 29,140             6,364            8,258
                                                                  ----------        ----------       ----------
      Total current liabilities                                       79,006            48,859           44,277
  Senior Subordinated Notes Payable                                  104,655           104,607          104,619
  Long-term debt, net of current portion                              61,209            31,475           37,729
  Other long-term liabilities                                          4,303             7,211            4,304
  Deferred income taxes                                                  581             1,356            4,698
                                                                  ----------        ----------       ----------
    Total liabilities                                                249,754           193,508          195,627
                                                                  ----------        ----------       ----------

  Commitments and contingencies
  Stockholder's equity
    Common stock                                                          60                60               60
    Preferred stock                                                       25                25               25
    Additional paid-in capital                                         8,767             8,767            8,767
    Cumulative currency translation adjustment (CTA)                   2,084             2,084            2,084
    Retained earnings (on July 3, 1994 a deficit of
$31,395 was                                                            8,012            18,560           17,457
       eliminated due to a subsidiary's
quasi-reorganization)
                                                                  ----------        ----------       ----------
                                                                      18,948            29,496           28,393

                                                            ----------------- ----------------- ----------------
    Total liabilities and stockholder's equity                      $268,702          $223,004         $224,020
                                                            ================= ================= ================


See accompanying notes to condensed consolidated financial statements.


W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share data)
(unaudited)


                                                     Three Months Ended                 Nine Months Ended
                                                    Mar 26           Mar 28           Mar 26           Mar 28
                                                     2000             1999             2000             1999
                                                   ---------        -------          --------         --------
Revenues
   Equipment sales
      New                                          $53,402          $36,347          $133,765         $108,658
      Used                                           4,541            1,740            10,099            4,771
   Rental and services                              11,061            9,598            34,539           28,570
                                                   -------          -------          --------         --------
          Total revenues                            69,004           47,685           178,403          141,999
                                                   -------          -------          --------         --------
Cost of Revenues
   Equipment sales
      New                                           46,250           27,045           112,004           79,732
      Used                                           3,288            1,201             8,844            3,164
   Rental and services                               8,770            6,714            24,861           18,370
                                                   -------          -------          --------         --------
           Total cost of revenues                   58,308           34,960           145,709          101,266
                                                   -------          -------          --------         --------
Gross profit
   Equipment sales
      New                                            7,152            9,302            21,761           28,926
      Used                                           1,253              539             1,255            1,607
   Rental and services                               2,291            2,884             9,678           10,200
                                                  --------          -------          --------         --------
            Total gross profit                      10,696           12,725            32,694           40,733
                                                  --------          -------          --------         --------
Operating expenses
   Selling, general and administrative              10,968            8,248            30,007           22,512
   Product liability                                   360              260             1,080            1,130
   Research and development                          1,509            2,673             4,420            6,848
                                                  --------          -------          --------         --------

       Total operating expenses                     12,837           11,181            35,507           30,490
                                                  --------          -------          --------         --------
Income/(loss) from operations                       (2,141)           1,544            (2,813)          10,243
Other income/(expense)
   Interest expense, net                            (4,654)          (3,278)          (12,684)          (8,729)
   Other income/(expense)                             (106)             (16)             (314)              18
                                                  --------          -------          --------         --------
Income/(loss) before income taxes                   (6,901)          (1,750)          (15,811)           1,532
(Provision)/benefit for income taxes                 2,766              526             6,366             (613)
                                                  --------          -------          --------         --------
Net income/(loss)                                  $(4,135)         $(1,224)          $(9,445)            $919
                                                  ========          =======          ========         ========
Net income/(loss) per common share                 $(68.92)         $(20.40)         $(157.42)          $15.32
                                                  ========          =======          ========         ========
Weighted average number of common shares used
to compute net income/(loss) per common share       60,000           60,000            60,000           60,000
                                                  ========          =======          ========         ========


See accompanying notes to condensed consolidated financial statements.



W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                                  Nine  Months Ended
                                                                                ------------------------
                                                                                Mar 26           Mar 28
                                                                                 2000             1999
                                                                                -------         --------

Cash flows from operating activities
   Net income/(loss)                                                           $(9,445)           $919
                                                                               -------          -------

   Adjustments to reconcile net income/(loss) to net cash used by operating activities
      Depreciation and amortization                                            13,897            9,304
      Gain on disposition of property, plant and equipment                     (1,162)          (1,607)
      Changes in operating assets and liabilities
         Accounts receivable                                                   (7,047)          (2,923)
         Inventories                                                          (26,048)         (15,710)
         Prepaid expenses and other assets                                     (6,985)           1,887
         Deferred income taxes, net                                               (31)               1
         Accounts payable                                                      10,376            8,189
         Accrued expenses                                                       3,470            4,500
         Other, net                                                            (3,358)          (3,013)
                                                                               -------         -------

              Total adjustments                                                (16,888)            628
                                                                               -------         -------

              Net cash (used)/provided by operating activities                 (26,333)          1,547
                                                                               -------         -------

Cash flows from investing activities
   Additions to property, plant and equipment                                  (27,591)        (50,786)
   Proceeds from disposition of assets                                                           4,771
                                                                                10,099
                                                                               -------         -------
         Net cash used by investing activities                                 (17,492)        (46,015)
                                                                               -------         --------
Cash flows from financing activities
   Proceeds from long-term debt                                                 50,421           19,962
   Repayment of long-term debt                                                  (6,059)          (1,679)
   Dividends paid                                                                 0              (6,500)
                                                                               -------          -------
         Net cash provided by financing activities                              44,362           11,783
                                                                               -------          -------
Net increase/(decrease) in cash and cash equivalents                               537          (32,685)
Cash and cash equivalents at beginning of period                                13,328           63,669
                                                                               -------          -------
Cash and cash equivalents at end of period                                     $13,865          $30,984
                                                                               =======          =======
Supplemental disclosures of cash flow information:
   Cash used for interest payments                                              $9,838          $10,041
                                                                               =======          =======
   Cash used for income tax payments                                              $262           $2,625
                                                                               =======          =======


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

                                                  Three Months Ended

                                               March 26, 2000                     March 28, 1999

                                                            (Dollars in Thousands)
                                                                (Unaudited)

        Revenue                                     $69,004        100.0%           $47,685       100.0%
        Cost of revenue                              58,308         84.5             34,960        73.3
        Gross profit                                 10,696         15.5             12,725        26.7
        Operating expenses                           12,837         18.6             11,181        23.5
        Operating income/(loss)                      (1,499)        (3.1)             1,544         3.2
        Interest expense, net                        (4,654)        (6.7)            (3,278)       (6.9)
        Other income/(expense)                         (106)        (0.2)               (16)       (0.0)
        Benefit for income taxes                      2,766          4.0                526         1.1
        Net loss                                     (4,135)        (6.0)            (1,224)       (2.6)
        EBITDA                                        3,225          4.7              4,932        10.3
        Depreciation and amortization                 5,366          7.8              3,388         7.1


Segment Operations

The Company, through its wholly-owned subsidiaries, UpRight, Inc. ("UpRight") and Horizon, manufactures, sells, rents and services aerial work platform equipment to a diverse customer base.

UpRight is a leading manufacturer of aerial work platforms. Horizon is a leading industrial equipment rental, sales and service company specializing in aerial work platforms and is a significant customer of UpRight. Sales to Horizon accounted for approximately 6.4% and 21.2% of UpRight's revenue for the three months ended March 26, 2000 and March 28, 1999, respectively. Sales to Horizon accounted for approximately 10.7% and 22.4% of UpRight's revenue for the nine months ended March 26, 2000 and March 28, 1999, respectively.

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


                                                      W.R. Carpenter North America, Inc. and Subsidiaries


                                                             Consolidating Statement of Operations
                                                                      Three Months Ended
                                                                        March 26, 2000
                                                                    (Dollars in Thousands)
                                                                          (Unaudited)
                                     --------------------------------------------------------------------------------------


                                           Carpenter          Horizon          UpRight        Eliminations      Consolidated
                                           ---------          -------          -------        ------------      ------------
Revenues
New equipment sales                                             $9,422          $47,195          $(3,215)          $53,402
Used equipment sales                                             1,466            3,075                              4,541
Rental and services                                             10,867              194                             11,061
                                           ---------           -------          -------         --------           -------
   Total revenues                                               21,755           50,464           (3,215)           69,004
                                           ---------           -------          -------         --------           -------
Cost of Revenues
New equipment sales                                              7,456           42,361           (3,567)           46,250
Used equipment sales                                             1,027            2,261                              3,288
Rental and services                                              8,538              232                              8,770
                                           ---------           -------          -------         --------           -------
   Total cost of revenues                                       17,021           44,854           (3,567)           58,308
                                           ---------           -------          -------         --------           -------
Gross Profit
New equipment sales                                              1,966            4,834              352             7,152
Used equipment sales                                               439              814                              1,253
Rental and services                                              2,329              (38)                             2,291
                                           ---------           -------          -------         --------           -------
   Total gross profit                                            4,734            5,610              352            10,696
                                           ---------           -------          -------         --------           -------
   % of revenue                                                   21.8%            11.1%           (10.9%)            15.5%
Income/(loss) from Operations
Selling, general and administrative           $1,181             5,380            4,407                             10,968
Product liability                                                                   360                                360
Research and development                                                          1,509                              1,509
                                           ---------           -------          -------         --------           -------
Total operating expenses                       1,181             5,380            6,276                             12,837
                                           =========           =======          =======         ========           =======
    Income/(loss) from operations            $(1,181)            $(646)           $(666)           $352            $(2,141)
   % of revenue                                                  (3.0%)           (1.3%)          (10.9%)           (3.1%)



                                                      W.R. Carpenter North America, Inc. and Subsidiaries
                                                             Consolidating Statement of Operations
                                                                      Three Months Ended
                                                                        March 28, 1999
                                                                    (Dollars in Thousands)
                                                                          (Unaudited)

                                     --------------------------------------------------------------------------------------

                                         Carpenter            Horizon           UpRight       Eliminations      Consolidated
                                         ---------           ---------          -------       ------------      -----------
Revenues
New equipment sales                                             $6,722          $37,546        $(7,921)         $36,347
Used equipment sales                                             1,740                                            1,740
Rental and services                                              9,598                                            9,598
                                         ---------           ---------          -------       --------          -------
   Total revenues                                               18,060           37,546         (7,921)          47,685
                                         ---------           ---------          -------       --------          -------
Cost of Revenues
New equipment sales                                              5,207           28,336         (6,498)          27,045
Used equipment sales                                             1,201                                            1,201
Rental and services                                              6,714                                            6,714
                                         --------            ---------          -------       --------          -------
   Total cost of revenues                                       13,122           28,336         (6,498)          34,960
                                         --------            ---------          -------       --------          -------
Gross Profit
New equipment sales                                              1,515            9,210         (1,423)           9,302
Used equipment sales                                               539                                              539
Rental and services                                              2,884                                            2,884
                                        --------             ---------          -------       --------          -------
   Total gross profit                                            4,938            9,210         (1,423)          12,725
                                        --------             ---------          -------       --------          -------
   % of revenue                                                  27.3%            24.5%             18.0%           26.7%
Income/(loss) from Operations
Selling, general and administrative       $1,923                 3,724            2,601                           8,248
Product liability                                                                  260                              260
Research and development                                                          2,673                           2,673
                                        --------             ----------         -------       --------          -------
Total operating expenses                  1,923                  3,724            5,534                          11,181
                                        ========             ==========         =======       ========          =======
   Income/(loss) from operations        $(1,923)                $1,214           $3,676        $(1,423)          $1,544
   % of revenue                                                   6.7%             9.8%             18.0%           3.2%







                                                      W.R. Carpenter North America, Inc. and Subsidiaries


                                                             Consolidating Statement of Operations
                                                                       Nine Months Ended
                                                                        March 26, 2000
                                                                    (Dollars in Thousands)
                                                                          (Unaudited)
                                     --------------------------------------------------------------------------------------


                                           Carpenter          Horizon          UpRight         Eliminations    Consolidated
                                           ---------          -------          --------        ------------    ------------
Revenues
New equipment sales                                            $26,326         $120,861         $(13,422)         $133,765
Used equipment sales                                             6,489            3,610                             10,099
Rental and services                                             34,035              504                             34,539
                                             -------           -------          -------          --------         --------
   Total revenues                                               66,850          124,975          (13,422)          178,403
                                             -------           -------          -------          --------         --------
Cost of Revenues
New equipment sales                                             20,590          105,210          (13,796)          112,004
Used equipment sales                                             6,175            2,669                              8,844
Rental and services                                             24,341              520                             24,861
                                             -------           -------          -------          --------         --------
   Total cost of revenues                                       51,106          108,399          (13,796)          145,709
                                             -------           -------          -------          --------         --------
Gross Profit
New equipment sales                                              5,736           15,651              374            21,761
Used equipment sales                                               314              941                              1,255
Rental and services                                              9,694             (16)                              9,678
                                             -------           -------          -------          --------         --------
   Total gross profit                                           15,744           16,576              374            32,694
                                             -------           -------          -------          -------          --------
   % of revenue                                                  23.6%            13.3%            (2.8%)            18.3%
Income/(loss) from Operations
Selling, general and administrative           $3,544            14,118           12,345                             30,007
Product liability                                                                 1,080                              1,080
Research and development                                                          4,420                              4,420
                                             -------           -------          -------          --------         --------
Total operating expenses                       3,544            14,118           17,845                             35,507
                                             =======           =======          =======          ========         ========
    Income/(loss) from operations           $(3,544)            $1,626         $(1,269)              $374         $(2,813)
   % of revenue                                                   2.4%           (1.0%)            (2.8%)           (1.6%)

                                                      W.R. Carpenter North America, Inc. and Subsidiaries
                                                             Consolidating Statement of Operations
                                                                       Nine Months Ended
                                                                        March 28, 1999
                                                                    (Dollars in Thousands)
                                                                          (Unaudited)

                                     --------------------------------------------------------------------------------------

                                     Carpenter                 Horizon          UpRight      Eliminations     Consolidated
                                     ----------------         --------         --------      ------------     -------------
Revenues
New equipment sales                                            $21,630         $112,105       $(25,077)         $108,658
Used equipment sales                                             4,771                                             4,771
Rental and services                                             28,570                                            28,570
                                     ----------------        ---------          --------       -------          --------
   Total revenues                                               54,971          112,105        (25,077)          141,999
                                     ----------------        ---------          -------        -------          --------
Cost of Revenues
New equipment sales                                             17,094           83,242        (20,604)           79,732
Used equipment sales                                             3,164                                             3,164
Rental and services                                             18,370                                            18,370
                                     ----------------        ---------          -------        --------         --------
   Total cost of revenues                                       38,628           83,242        (20,604)          101,266
                                     ----------------        ---------          -------        --------         --------
Gross Profit
New equipment sales                                              4,536           28,863         (4,473)           28,926
Used equipment sales                                             1,607                                             1,607
Rental and services                                             10,200                                            10,200
                                     ----------------        ---------          -------        --------         --------
   Total gross profit                                           16,343           28,863         (4,473)           40,733
                                     ----------------        ---------          -------        --------         --------
   % of revenue                                                  29.7%            25.7%             17.8%            28.7%
Income/(loss) from Operations
Selling, general and administrative           $4,213            10,063            8,236                           22,512
Product liability                                                                 1,130                            1,130
Research and development                                                          6,848                            6,848
                                     ----------------        ---------          -------        --------         --------
Total operating expenses                       4,213            10,063           16,214                           30,490
                                     ================        =========          =======        ========         ========
   Income/(loss) from operations            $(4,213)            $6,280          $12,649        $(4,473)          $10,243
   % of revenue                                                  11.4%            11.3%             17.8%             7.2%

Three Months Ended March 26, 2000 Compared to Three Months Ended March 28, 1999

Revenue for the three months ended March 26, 2000 was $69.0 million, an increase of $21.3 million over revenue of $47.7 million for the three months ended March 28, 1999. The increase in revenue was mainly due to: (1) an increase of $14.4 million in sales by UpRight of new equipment to dealers other than Horizon; (2) an increase of $3.1 million in UpRight's sales of used equipment, due to the conversion of equipment placed with customers under "rental share" programs; (3) an increase of $2.7 million in Horizon's sales of new equipment and (4) an increase of $1.4 million in Horizon's rental and service revenue. The increase in revenue was partially offset by a $0.3 million decrease in the sales of used equipment at Horizon. The increase in Horizon's rental and service revenue is primarily attributable to rental fleet additions subsequent to the second quarter of fiscal 1999 and the inclusion of results from a business acquired subsequent to the third quarter of fiscal 1999.

Gross profit for the three months ended March 26, 2000 was $10.7 million, a decrease of $2.0 million from gross profit of $12.7 million for the three months ended March 28, 1999. Gross margin decreased to 15.5% in the three months ended March 26, 2000 compared to 26.7% in the three months ended March 28, 1999. The decline in gross profit is primarily a result of manufacturing inefficiencies at UpRight due to: (1) low volume of production in the Madera facility due to slower than anticipated boom sales during the period; and (2) inefficiencies at the Selma facility in producing to the higher production levels in the three months ended March 26, 2000. In addition, UpRight experienced pricing pressures in the third quarter. Horizon had lower rental equipment utilization and rental rates, and higher wage and benefit costs and depreciation expense on rental equipment for the three months ended March 26, 2000 compared to the three months ended March 28, 1999.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $12.8 million in the three months ended March 26, 2000 compared to $11.2 million for the same period last year. SG & A expenses increased by $2.7 million to $11.0 million in the three months ended March 26, 2000 compared to the three months ended March 28, 1999. The increase in SG & A expenses is primarily due to increased costs from the addition of resources to support the higher activity level at Horizon, a $0.7 million write-off of goodwill related to the closure of one of Horizon's general rental branches, additional marketing and goodwill amortization costs related to a business acquired subsequent to the third quarter of fiscal 1999, as well as increased marketing and administrative costs at UpRight, which are required to support the increased manufacturing capacity of UpRight. As a percentage of revenue, SG & A expenses were 15.9% in the three months ended March 26, 2000 compared to 17.3% for the three months ended March 28, 1999. Product liability expense increased by $0.1 to $0.4 million in the three months ended March 26, 2000 compared to the three months ended March 28, 1999. Research and development expenses for the three months ended March 26, 2000 were $1.5 million, a decrease of $1.2 million compared to the three months ended March 28, 1999. The decrease in research and development expenses is primariy related to reduced new product development following the introduction of the additional boom lift products in fiscal 1999.

Interest expense, net of interest income, increased to $4.7 million for the three months ended March 26, 2000 from $3.3 million for the three months ended March 28, 1999 due primarily to a decrease in interest income related to lower cash balances at the Company as well as increased borrowings at Horizon.

Income tax for the three months ended March 26, 2000 was a benefit of $2.8 million compared to a benefit of $0.5 million for the three months ended March 28, 1999. The Company's effective tax rate was minus 40.1% for the three months ended March 26, 2000 compared to 30.1% for the three months ended March 28, 1999.

Net loss for the three months ended March 26, 2000 was $4.1 million, representing a decrease of $2.9 million from the net loss of $1.2 million for the three months ended March 28, 1999, as a result of the factors described above.

Nine Months Ended March 26, 2000 Compared to Nine Months Ended March 28, 1999

Revenue for the nine months ended March 26, 2000 was $178.4 million, an increase of $36.4 million over revenue of $142.0 million for the nine months ended March 28, 1999. The increase in revenue was mainly due to: (1) an increase of $20.4 million in sales by UpRight of new equipment to non-Horizon dealers; (2) an increase of $4.7 million in Horizon's sales of new equipment; (3) an increase of $3.6 million in UpRight's sales of used equipment, due to the conversion of equipment placed with customers under "rental share" programs ; (4) an increase of $1.7 million in Horizon's sales of used equipment and (5) an increase of $5.5 million in Horizon's rental and service revenue. The increase in Horizon's rental and service revenue is primarily attributable to rental fleet additions subsequent to the first and second quarters of fiscal 1999 and the inclusion of results from a business acquired subsequent to the third quarter of fiscal 1999.

Gross profit for the nine months ended March 26, 2000 was $32.1 million, a decrease of $8.0 million from gross profit of $40.7 million for the nine months ended March 28, 1999. Gross margin decreased to 18.3% in the nine months ended March 26, 2000 compared to 28.7% in the nine months ended March 28, 1999. The decline in gross profit is primarily a result of manufacturing inefficiencies at UpRight due to: (1) ramp-up of production at the Madera facility, particularly relating to the inexperienced work force and the need to increase the size of the work force in the first half of the fiscal year in anticipation of higher production levels in the second half of the fiscal year; (2) low volume of production at the Madera facility due to slower than anticipated boom sales; (3) delays in bringing on-line the continuous flow paint facility in Madera, which only became operational on all lines late in the second quarter; (4) parts shortages, primarily the result of certain vendors' inability to supply quality parts on time, as well as parts availability problems resulting from changes which were initiated while attempting to improve the inventory management process and performance; and (5) inefficiencies at the Selma facility in producing to the higher production levels in the three months ended March 26, 2000. In addition, UpRight experienced pricing pressures in the second and third quarters. In the second quarter, Horizon experienced negative margins on used equipment sales as it sold certain boom lifts and forklifts at a loss. The net loss on these certain boom lifts and forklifts was approximately $1.1 million. All of these certain boom lifts and forklifts that were identified to be sold have been sold or accounted for, and it is not anticipated to affect future quarters. In addition, Horizon had lower rental equipment utilization and rental rates, and higher wage and benefit costs and depreciation expense on rental equipment for the nine months ended March 26, 2000 compared to the nine months ended March 28, 1999.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $35.5 million in the nine months ended March 26, 2000 compared to $30.5 million for the same period last year. SG & A expenses increased by $7.5 million to $30.0 million in the nine months ended March 26, 2000 compared to the nine months ended March 28, 1999. The increase in SG & A expenses is primarily due to increased costs from the addition of resources to support the higher activity level at Horizon, additional marketing and goodwill amortization costs related to a business acquired subsequent to the third quarter of fiscal 1999, a $0.7 million write-off of goodwill related to the closure of one of Horizon's general rental branches, a one-time charge at Horizon of $0.4 million related to recourse on a sale from a prior year, as well as increased marketing and administrative costs at UpRight, which are required to support the increased manufacturing capacity of UpRight following the ramp-up of production at the Madera facility. As a percentage of revenue, SG & A expenses were 16.8 in the nine months ended March 26, 2000 compared to 15.9% for the nine months ended March 28, 1999. Product liability expense decreased by $0.1 million in the nine months ended March 26, 2000 compared to the nine months ended March 28, 1999. Research and development expenses for the nine months ended March 26, 2000 were $4.4 million, a decrease of $2.4 million compared to the nine months ended March 28, 1999. The decrease in research and development expenses is primarily related to reduced new product development following the introduction of the additional boom lift products in fiscal 1999, as well as $0.3 million which had previously been expensed, but was subsequently recovered as a result of a favorable sales tax ruling.

Interest expense, net of interest income, increased to $12.7 million for the nine months ended March 26, 2000 from $8.7 million for the nine months ended March 28, 1999 due primarily to a decrease in interest income related to lower cash balances at the Company as well as increased borrowings at Horizon.

Income tax for the nine months ended March 26, 2000 was a benefit of $6.4 million compared to an expense of $0.6 million for the nine months ended March 28, 1999. The Company's effective tax rate was minus 40.3% for the nine months ended March 26, 2000 compared to 40.0% for the nine months ended March 28, 1999.

Net loss for the nine months ended March 26, 2000 was $9.4 million, representing a decrease of $10.3 million from net income of $0.9 million for the nine months ended March 28, 1999, as a result of the factors described above.

Capital Resources and Liquidity

The Company's cash flow requirements are for working capital, capital expenditures and debt service.

The Company's cash balance as of March 26, 2000 was $13.9 million. This cash is used in part to finance the capital expenditure program at UpRight and Horizon and, in addition, is used for general corporate purposes. UpRight and Horizon have revolving lines of credit from major financial institutions of $20.0 million and $6.3 million, respectively. As of March 26, 2000, UpRight and Horizon had utilized $18.9 million and $0.1 million of their respective revolving lines of credit. In addition, UpRight has available a $10.0 million facility with a financial institution for the purchase of manufacturing equipment during fiscal 2000. This facility had an outstanding principal balance of $8.0 million at March 26, 2000, is interest only and will convert to a five year lease in July 2000. Further, UpRight has available a $5.0 million facility with a financial institution for the purchase of real estate during fiscal 2000. This facility had an outstanding principal balance of $5.0 million at March 26, 2000, is interest only and will convert to a fifteen year loan in July 2000. Horizon has available a $10.0 million facility with a financial institution for the purchase of rental equipment during fiscal 2000 and the first four months of fiscal 2001. This facility had an outstanding principal balance of $3.5 million at March 26, 2000, is interest only and will convert to a five year term loan in November, 2000.

The Company's working capital was $80.2 million and $54.7 million at March 26, 2000 and June 27, 1999, respectively. The increase in working capital in this period is mainly due to an increase in inventories of $26.7 million.

The Company's outstanding debt was $195.0 million and $150.6 million at March 26, 2000 and June 27, 1999, respectively. The increase in outstanding debt primarily resulted from increased use of cash by operating activities during the nine months ended March 26, 2000. Cash and cash equivalents were $13.9 million and $13.3 million at March 26, 2000 and June 27, 1999, respectively.

Net cash used by operating activities was $26.3 million in the nine months ended March 26, 2000 compared to net cash provided by operating activities of $1.5 million for the nine months ended March 28, 1999. The increase in net cash used by operating activities of $27.8 million is primarily related to: the increase in inventories of $10.3 million; the net loss versus net income for the nine months ended March 26, 2000 compared to the nine months ended March 28, 1999 which accounted for $10.3 million; and an increase in prepaid expenses and other assets of $8.9 million in the nine months ended March 26, 2000 compared to the nine months ended March 28, 1999. The increase in inventory is attributable to UpRight building up its finished goods inventory as planned, prior to the historically higher sales experienced in the second half of the fiscal year, and higher levels of sales inventory at Horizon. The increase in prepaid expenses and other assets is primarily due to notes receivable from an affiliated re-rental company in Europe, which is promoting the use of UpRight boom lifts to existing and new customers as part of UpRight's boom lift penetration strategy, as well as prepaid income taxes.

Net cash used by investing activities was $17.5 million in the nine months ended March 26, 2000 compared to $46.0 million in the nine months ended March 28, 1999. The decrease in net cash used by investing activities resulted primarily from a decrease in cash used for the purchase of property, plant and equipment which totaled $27.6 million for the nine months ended March 26, 2000 compared to $50.8 million for the nine months ended March 28, 1999. Included in the nine months ended March 28, 1999 were expenditures relating to the construction of UpRight's Madera facility and expenditures relating to the expansion of Horizon's rental fleet. Net cash used by investing activities in the nine months ended March 26, 2000 was to acquire/build facilities for Horizon, buy new manufacturing equipment for UpRight's Selma and Madera, California facilities and upgrade Horizon's rental fleet.

Net cash provided by financing activities was $44.4 million and $11.8 million in the nine months ended March 26, 2000 and March 28, 1999, respectively. The change in net cash provided by financing activities is primarily the result of increased borrowings due to increased use of cash by operating activities during the nine months ended March 26, 2000.

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

None of the Company, UpRight or Horizon has experienced any significant disruptions in any of its systems as of March 26, 2000, nor has any supplier or customer of the Company, UpRight or Horizon made any of them aware of any significant disruptions as of the date of this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II  OTHER INFORMATION

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number            Description of Document

    3.1(i) (a)        Certificate of Incorporation of the Registrant, as
                      amended.
    3.1(ii) (a)       Bylaws of the Registrant, as amended.
    4.1 (a)           Indenture, dated as of June 10, 1997, by and among
                      the Registrant, the Guarantors named therein and
                      U.S. Trust Company of California, N.A.
    4.4 (a)           Form of Exchange Global Note.
   10.3 (a)           Industrial Lease, dated February 7, 1997, between
                      A.L.L., a general partnership, and UpRight, Inc.
   10.4 (a)           Lease, entered into as of November 1995, by and
                      between Townview Partners, an Ohio partnership and
                      UpRight, Inc.
   10.5 (a)           Recourse Agreement, dated February 11, 1997, by and
                      between Horizon High Reach, Inc., and American
                      Equipment Leasing.
   10.6 (a)           Management Services Agreement, dated May 12, 1997,
                      by and between the Registrant and Griffin Group
                      International Management Ltd.
   10.8 (a)           Lease, dated January 1997, by and between Morris
                      Ragona and Joan Ragona, and Horizon High Reach, Inc.
   10.9 (a)           Agreement of Lease, dated January 26, 1995, by and
                      between Richard V. Gunner and George Andros, and
                      Horizon High Reach, Inc.
   10.10(i) (a)       Lease Agreement, executed November 10, 1989, by and
                      between Trussel Electric, Inc., and Up-Right, Inc.,
                      including Lease Extension Agreement dated
                      February 28, 1994, Lease Modification Agreement
                      dated January 26, 1994, and Notice of Option to
                      Renew dated May 7, 1992.
   10.10(ii) (b)      Lease Extension and Modification Agreement dated
                      September 3, 1998.
   10.10(iii) (c)     Lease Extension and Modification Agreement dated
                      October 28, 1997.
   10.11 (a)          Lease Agreement (undated) by and between T.T.
                      Templin and Horizon High Reach & Equipment Company.
   10.12 (a)          Agreement of Lease, dated October 15, 1992, by and
                      between Robert I. Selsky and Up-Right Aerial
                      Platforms, Assignment of Lease, dated June 1994, by
                      and between Up-Right, Inc., and Horizon High Reach,
                      Inc., and Consent to Assignment dated July 15, 1994.
   10.13 (a)          Lease Agreement, dated April 27, 1990, by and
                      between D.L. Phillips Investment Builders, Inc., and
                      Up-Right, Inc., together with Supplemental Agreement
                      to Lease, dated September 30, 1994, Assignment of
                      Lease, dated June 18, 1990, by and between D.L.
                      Phillips Investment Builders, Inc., and JMA, Ltd.,
                      Assignment of Lease dated June 1994, by and between
                      UpRight, Inc., and Horizon High Reach, Inc., and
                      Consent to Assignment dated July 15, 1994.
   10.14 (a)          Lease Renewal Agreement, dated October 19, 1992,
                      between Ronald W. Werner and UpRight, Inc.
   10.15 (a)          Lease, dated March 7, 1995, by and between BMB
                      Investment Group and Horizon High Reach, Inc.
   10.18(i) (b)       Equipment Financing Agreement, dated April 23, 1998,
                      between UpRight, Inc., and KeyCorp Leasing LTD.
   10.18(ii) (e)      Promissory Note of UpRight, Inc., and Security
                      Agreement, dated April 1, 1999, between UpRight,
                      Inc., and KeyCorp Leasing.
   10.18(iii) (e)     Promissory Note of UpRight, Inc., and Security
                      Agreement, dated May 4, 1999, between UpRight, Inc.,
                      and KeyCorp Leasing.
   10.19(i) (d)       Equipment Financing Agreement, dated February 26,
                      1999, between UpRight, Inc., and Associates
                      Commercial Corp.
   10.19(ii) (e)      Security Agreement, dated May 13, 1999, between
                      UpRight, Inc., and Associates Commercial Corporation.
   10.19(iii) (e)     Security Agreement, dated June 2, 1999, between
                      UpRight, Inc., and Associates Commercial Corporation.
   10.19(iv) (f)      Security Agreement, dated June 24, 1999, between
                      UpRight, Inc., and Associates Commercial Corporation.
   10.20 (e)          Lease Agreement, dated April 1, 1999, between FMCSR
                      Holding Corp., and Horizon High Reach, Inc.
   10.21 (e)          Lease, dated May 24, 1999, between Industrial
                      Boxboard Company and Horizon High Reach, Inc.
   10.22(i) (f)       Credit Agreement, dated August 26, 1999, between
                      Wells Fargo Bank, NA and Horizon High Reach, Inc.
   10.22(ii) (f)      Revolving Line of Credit Note of Horizon High Reach,
                      Inc., dated August 26, 1999.
   10.22(iii) (f)     Term Note of Horizon High Reach, Inc., dated August
                      26, 1999.
   10.22(iv) (f)      Term Commitment Note of Horizon High Reach, Inc.,
                      dated August 26, 1999.
   10.22(v) (f)       Foreign Exchange Agreement, dated August 26, 1999,
                      between Wells Fargo Bank, NA and Horizon High Reach,
                      Inc.
   10.22(vi) (f)      Security Agreement - Equipment, dated August 26,
                      1999, between Wells Fargo Bank, NA and Horizon High
                      Reach, Inc.
   10.22(vii) (f)     Continuing Security Agreement, dated August 26,
                      1999, between Wells Fargo Bank, NA and Horizon High
                      Reach, Inc.
           10.22(viii)Subordination Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach,
                      Inc.
   10.23(i) (f)       Second Amended and Restated Business Loan Agreement
                      between Union Bank of California, NA and UpRight, Inc
   10.23(ii) (f)      Security Agreement, dated August 30, 1999, between
                      Union Bank of California, NA and UpRight, Inc.
   10.23(iii) (f)     Promissory Notes of UpRight, Inc., dated August 30,
                      1999.
   10.23 (iv) (f)     Subordination Agreement, dated August 30, 1999,
                      between Union Bank of California, NA and UpRight,
                      Inc.
   10.24              Lease Agreement, dated September 1, 1999, between
                      Aircold Supply and UpRight, Inc.
   10.24(i)           Lease Agreement, dated January 25, 1999, between
                      Clay Development & Construction and Horizon High
                      Reach, Inc.
   10.25              Lease Agreement, dated May 4, 2000, between
                      Advantage Properties, Inc. and  Horizon HIgh Reach,
                      Inc.
   27.1               Financial Data Schedule


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

(b) Reports on Form 8-K. The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 26, 2000 announcing the appointment of Ian Menzies as President of UpRight, Inc. and the resignation of Rick Penkert as General Manager of Horizon High Reach.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           W.R. CARPENTER NORTH AMERICA, INC.

Date:    May 5, 2000

                           By:         /s/Graham Croot
                                    Graham D. Croot
                                    Chief Financial Officer
                                    (Principal Financial Officer and Duly
                                    Authorized Signatory)

Index to Exhibits


Exhibit
Number            Description of Document


    3.1(i) (a)         Certificate of Incorporation of the Registrant, as
                       amended.
    3.1(ii) (a)        Bylaws of the Registrant, as amended.
    4.1(a)             Indenture, dated as of June10, 1997, by and among the
                       Registrant, the Guarantors named therein and U.S.
                       Trust Company of California, N.A.
    4.4 (a)            Form of Exchange Global Note.
   10.3 (a)            Industrial Lease, dated February 7, 1997, between
                       A.L.L., a general partnership, and UpRight, Inc.
   10.4 (a)            Lease, entered into as of November 1995, by and
                       between Townview Partners, a Ohio partnership and
                       UpRight, Inc.
   10.5 (a)            Recourse Agreement, dated February 11, 1997, by and
                       between Horizon High Reach, Inc., and American
                       Equipment Leasing.
   10.6 (a)            Management Services Agreement, dated May 12, 1997, by
                       and between the Registrant and Griffin Group
                       International Management Ltd.
   10.8 (a)            Lease, dated January 1997, by and between Morris
                       Ragona and Joan Ragona, and Horizon High Reach, Inc.
   10.9 (a)            Agreement of Lease, dated January 26, 1995, by and
                       between Richard V. Gunner and George Andros, and
                       Horizon High Reach, Inc.
   10.10(i) (a)        Lease Agreement, executed November 10, 1989, by and
                       between Trussel Electric, Inc., and Up-Right, Inc.,
                       including Lease Extension Agreement dated February 28,
                       1994, Lease Modification Agreement dated January 26,
                       1994, and Notice of Option to Renew dated May 7, 1992.
   10.10(ii) (b)       Lease Extension and Modification Agreement dated
                       September 3, 1998.
   10.10(iii) (c)      Lease Extension and Modification Agreement dated
                       October 28, 1997.
   10.11 (a)           Lease Agreement (undated) by and between T.T. Templin
                       and Horizon High Reach & Equipment Company.
   10.12 (a)           Agreement of Lease, dated October 15, 1992, by and
                       between Robert I. Selsky and Up-Right Aerial
                       Platforms, Assignment of Lease, dated June 1994, by
                       and between Up-Right, Inc., and Horizon High Reach,
                       Inc., and Consent to Assignment dated July 15, 1994.
   10.13 (a)           Lease Agreement, dated April 27, 1990, by and between
                       D.L. Phillips Investment Builders, Inc., and Up-Right,
                       Inc., together with Supplemental Agreement to Lease,
                       dated September 30, 1994, Assignment of Lease, dated
                       June 18, 1990, by and between D.L. Phillips Investment
                       Builders, Inc., and JMA, Ltd., Assignment of Lease
                       dated June 1994, by and between Up-Right, Inc., and
                       Horizon High Reach, Inc., and Consent to Assignment
                       dated July 15, 1994.
   10.14 (a)           Lease Renewal Agreement, dated October 19, 1992,
                       between Ronald W. Werner and UpRight, Inc.
   10.15 (a)           Lease, dated March 7, 1995, by and between BMB
                       Investment Group and Horizon High Reach, Inc.
   10.18(i) (b)        Equipment Financing Agreement, dated April 23, 1998,
                       between UpRight, Inc., and KeyCorp Leasing LTD.
   10.18(ii) (e)       Promissory Note of UpRight, Inc., and Security
                       Agreement, dated April 1, 1999, between UpRight, Inc.,
                       and KeyCorp Leasing.
   10.18(iii) (e)      Promissory Note of UpRight, Inc., and Security
                       Agreement, dated May 4, 1999, between UpRight, Inc.,
                       and KeyCorp Leasing.
   10.19(i) (d)        Equipment Financing Agreement, dated February 26,
                       1999, between UpRight, Inc., and Associates Commercial
                       Corp.
   10.19(ii) (e)       Security Agreement, dated May 13, 1999, between
                       UpRight, Inc., and Associates Commercial Corporation.
   10.19(iii) (e)      Security Agreement, dated June 2, 1999, between
                       UpRight, Inc., and Associates Commercial Corporation.
   10.19(iv) (f)       Security Agreement, dated June 24, 1999, between
                       UpRight, Inc., and Associates Commercial Corporation.
   10.20 (e)           Lease Agreement, dated April 1, 1999, between FMCSR
                       Holding Corp., and Horizon High Reach, Inc.
   10.21 (e)           Lease, dated May 24, 1999, between Industrial Boxboard
                       Company and Horizon High Reach, Inc.
   10.22(i) (f)        Credit Agreement, dated August 26, 1999, between Wells
                       Fargo Bank, NA and Horizon High Reach, Inc.
   10.22(ii) (f)       Revolving Line of Credit Note of Horizon High Reach,
                       Inc., dated August 26, 1999.
   10.22(iii) (f)      Term Note of Horizon High Reach, Inc., dated August
                       26, 1999.
   10.22(iv) (f)       Term Commitment Note of Horizon High Reach, Inc.,
                       dated August 26, 1999.
   10.22(v) (f)        Foreign Exchange Agreement, dated August 26, 1999,
                       between Wells Fargo Bank, NA and Horizon High Reach,
                       Inc.
   10.22(vi) (f)       Security Agreement - Equipment, dated August 26, 1999,
                       between Wells Fargo Bank, NA and Horizon High Reach,
                       Inc.
   10.22(vii) (f)      Continuing Security Agreement, dated August 26, 1999,
                       between Wells Fargo Bank, NA and Horizon High Reach,
                       Inc.
   10.22(viii) (f)     Subordination Agreement, dated August 26, 1999,
                       between Wells Fargo Bank, NA and Horizon High Reach,
                       Inc.
   10.23(i) (f)        Second Amended and Restated Business Loan Agreement
                       between Union Bank of California, NA and UpRight, Inc
   10.23(ii) (f)       Security Agreement, dated August 30, 1999, between
                       Union Bank of California, NA and UpRight, Inc.
   10.23(iii) (f)      Promissory Notes of UpRight, Inc., dated August 30,
                       1999.
  10.23 (iv) (f)       Subordination Agreement, dated August 30, 1999,
                       between Union Bank of California, NA and UpRight, Inc.
   10.24               Lease Agreement, dated September 1, 1999, between
                       Aircold Supply and UpRight, Inc.
   10.24(i)            Lease Agreement, dated January 25, 1999, between Clay
                       Development & Construction and Horizon High Reach, Inc.
   10.25               Lease Agreement, dated May 4, 2000, between Advantage
                       Properties, Inc. and Horizon High Reach, Inc.
   27.1                Financial Data Schedule


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