Form 10-Q/A
period 2000-03-26
CARPENTER W R NORTH AMERICA INC
filed 2000-05-11
CIK 1041645

                  UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

FORM 10-Q/A



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

At May 10, 2000 there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

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

                                                  Three Months Ended

                                               March 26, 2000                     March 28, 1999

                                                            (Dollars in Thousands)
                                                                (Unaudited)


        Revenue                                     $69,004        100.0%           $47,685       100.0%
        Cost of revenue                              58,308         84.5             34,960        73.3
        Gross profit                                 10,696         15.5             12,725        26.7
        Operating expenses                           12,837         18.6             11,181        23.5
        Operating income/(loss)                      (2,141)        (3.1)             1,544         3.2
        Interest expense, net                        (4,654)        (6.7)            (3,278)       (6.9)
        Other income/(expense)                         (106)        (0.2)               (16)       (0.0)
        Benefit for income taxes                      2,766          4.0                526         1.1
        Net loss                                     (4,135)        (6.0)            (1,224)       (2.6)
        EBITDA                                        3,225          4.7              4,932        10.3
        Depreciation and amortization                 5,366          7.8              3,388         7.1



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


Gross profit for the nine months ended March 26, 2000 was $32.7 million, a decrease of $8.0 million from gross profit of $40.7 million for the nine months ended March 28, 1999. Gross margin decreased to 18.3% in the nine months ended March 26, 2000 compared to 28.7% in the nine months ended March 28, 1999. The decline in gross profit is primarily a result of manufacturing inefficiencies at UpRight due to: (1) ramp-up of production at the Madera facility, particularly relating to the inexperienced work force and the need to increase the size of the work force in the first half of the fiscal year in anticipation of higher production levels in the second half of the fiscal year; (2) low volume of production at the Madera facility due to slower than anticipated boom sales; (3) delays in bringing on-line the continuous flow paint facility in Madera, which only became operational on all lines late in the second quarter; (4) parts shortages, primarily the result of certain vendors' inability to supply quality parts on time, as well as parts availability problems resulting from changes which were initiated while attempting to improve the inventory management process and performance; and (5) inefficiencies at the Selma facility in producing to the higher production levels in the three months ended March 26, 2000. In addition, UpRight experienced pricing pressures in the second and third quarters. In the second quarter, Horizon experienced negative margins on used equipment sales as it sold certain boom lifts and forklifts at a loss. The net loss on these certain boom lifts and forklifts was approximately $1.1 million. All of these certain boom lifts and forklifts that were identified to be sold have been sold or accounted for, and it is not anticipated to affect future quarters. In addition, Horizon had lower rental equipment utilization and rental rates, and higher wage and benefit costs and depreciation expense on rental equipment for the nine months ended March 26, 2000 compared to the nine months ended March 28, 1999.


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

The Company's working capital was $60.1 million and $54.7 million at March 26, 2000 and June 27, 1999, respectively. The increase in working capital in this period is mainly due to an increase in inventories of $26.5 million, and offset by increase of current portion of long term debt of $18.9.

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

Date:    May 10, 2000

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