Form 10-K
period 2000-06-25
CARPENTER W R NORTH AMERICA INC
filed 2000-10-10
CIK 1041645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 25, 2000.
                                                         OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to ___________

         Commission file number 333-31187

                       W.R. CARPENTER NORTH AMERICA, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                54-1049647
         (State or other jurisdiction of   (I.R.S. Employer
         incorporation or organization)    IdentificationNo.)


                         7433 N. First Street Suite 103
                            Fresno, California 93720
             (Address of principal executive offices and zip code)

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

At October 10, 2000, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                Not Applicable.

                                  PART I
Item 1.  Business...........................................................1
Item 2.  Properties.........................................................8
Item 3.  Legal Proceedings..................................................9
Item 4.  Submission of Matters to a Vote of Security Holders ..............10

                                 PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters 11
Item 6.  Selected Financial Data ...........................................12
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........21
Item 8.  Financial Statements and Supplementary Data.......................22
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .............................................42

                                 PART III

Item 10. Directors and Executive Officers of the Company ..................43
Item 11. Executive Compensation............................................44
Item 12. Security Ownership of Certain Beneficial Owners and Management ...46
Item 13. Certain Relationships and Related Transactions ...................47

         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..49


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


Recent Developments:  Sale of Horizon

On September 29, 2000, the Company sold all of the assets and outstanding stock of Horizon for total consideration of $90 million (subjectto certain adjustments to be based on a post-closing audit.) At closing, the Company received consideration consisting of $50 million in cash and two senior unsecured 5 year promissory notes in the aggregate principal amount of $40 million.

UpRight

     UpRight is a leading manufacturer of aerial work platforms, including scissor lifts, boom lifts, portable lifts, and aluminum scaffolding. UpRight has been manufacturing self-propelled scissor lifts since 1974 as an outgrowth of its leadership in the development and sale of aluminum scaffolding.
UpRight sells its products through an extensive network of North American and international equipment dealers and rental companies. UpRight's customers rent, and to a lesser degree sell, its aerial work platforms to end users in construction, commercial, industrial and institutional markets.

     Products

     UpRight's aerial work platform product mix consists of four major categories of equipment: scissor lifts, boom lifts, portable lifts and aluminum scaffolding.

     Scissor Lifts. Self-propelled scissor lifts feature work platforms mounted on top of scissor-type or other vertical lifting mechanisms, which, in turn, are mounted on mobile, four-wheel chassis. These machines are designed to permit workers to position themselves and their tools and materials safely, easily and quickly in elevated work areas. They can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while elevated. The uses and applications for scissor lifts are varied and include non-residential construction, warehousing, renovations and retooling and maintenance of manufacturing plants and institutional facilities. Equipment Manufacturers Institute (EMI) data indicates that industry shipments of self-propelled scissor lifts increased from approximately 11,300 units in 1990 to approximately 59,600 units in 1999, representing a compound annual growth rate of 20% during this period.

     UpRight offers scissor lifts with maximum platform heights ranging from 12 feet to 50 feet; and platform sizes ranging from 2.4 by 3.4 feet, to 5.8 by
19.3 feet. Rated lift capacities range from 500 to 2,000 pounds. UpRight offers scissor lifts powered by electric motors; gasoline, diesel, or propane engines; or a combination of diesel and electric power (bi-energy). Several internal combustion engine powered models are available with four-wheel drive. Dealer net prices, for UpRight's standard models, range from approximately $7,500 to $50,000. Scissor lifts contributed 49%, 56%, and 74% of the Company's revenues for fiscal years 2000, 1999, and 1998 respectively.

     Boom Lifts.   Boom lifts are especially useful for reaching over
machinery and equipment that is mounted on floors and for reaching other elevated positions not easily accessed by other vertical lifting devices. Self-propelled boom lifts may be maneuvered in a manner similar to scissor lifts. In addition, the boom may be rotated up to 360 degrees in either direction. Boom lifts have smaller platforms and less lifting capacities than larger scissor lift models. In addition to applications similar to scissor lifts, boom lifts are used for infrastructure construction, petroleum and chemical refineries, as well as ship construction, repair and maintenance. Equipment Manufacturers Institute (EMI) data indicates that industry shipments of self-propelled boom lifts increased from approximately 4,100 units in 1990 to approximately 26,200 units in 1999, representing a compound annual growth rate of 23% during that period.

     In 1997 UpRight introduced its first line of self-propelled boom lifts. Since that time, UpRight has systematically deepened its boom offerings, targeting high demand product segments. Maximum platform heights range from 46 to 80 feet, with outreach of up to 72 feet. Boom lifts are offered with electric motors; gasoline, diesel, or propane engines; or a combination of
diesel and electric power (bi-energy).   Several internal combustion engine
powered models are available with four-wheel drive. Dealer net prices, for UpRight's standard models, range from approximately $38,000 to $108,000. Boom lifts contributed 13%, 10% and 12% of the Company's revenues for fiscal years 2000, 1999 and 1998 respectively.

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

     UpRight offers portable lifts with maximum platform heights ranging from 25 feet to 40 feet. These models are available in either battery or AC power configurations. In fiscal year 1999, UpRight introduced a portable lift model featuring a self-propelled base. This machine can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while elevated. Current dealer net prices, for UpRight's standard models, range from approximately $3,400 to $6,600. Revenue from portable lifts in fiscal year 2000 was $5.2 million, representing approximately 2 % of the Company's revenue.

     Scaffolding.   UpRight first introduced aluminum scaffolding in 1947 and
today is considered to be the North American leader in this product segment. Scaffolding height can be adjusted by mounting individual sections on top of one another up to a maximum height of approximately 100 feet. Today, scaffolding is still a major rental and sales item for use on certain construction and maintenance projects. Revenue from scaffolding in fiscal year 2000 was $3.3 million, representing approximately 1% of the Company's revenue.

Product Development Strategy

     UpRight's growth strategy includes developing new products to access fast growing complementary product segments. In keeping with this strategy, UpRight's core scissor lift line was broadened to include self-propelled boom lifts. Having initially targeted high volume boom segments, UpRight is developing additional models to fill out this line. UpRight also is in the process of developing a line of telescopic material handlers. UpRight introduced models in the two largest North American telescopic handler product segments in the second half of fiscal year 2000. These machines can lift up to 8,000 pounds as high as 42 feet.

     Telescopic material handlers are rough terrain vehicles used to transport, lift and position materials between ground locations and vehicles, and overhead locations. North American residential and non-residential building contractors typically utilize this equipment to handle a wide range of building materials and components. In addition, the availability of multiple attachments increases the versatility and applications for these machines. Many of UpRight's aerial work platform customers also sell and rent telescopic material handlers. According to industry estimates, shipments of telescopic material handlers in North America grew from approximately 2,400 units in 1990 to approximately 13,700 units in 1999, representing a compound annual growth rate of 21% during such period.

     UpRight invests significantly in product development and diversification, including improvement of existing products. Research and development expenses of UpRight have been $5.8 million, $8.7 million and $6.0 million for fiscal years 2000, 1999 and 1998, respectively. Product development activity decreased in fiscal year 2000 following the introduction of additional boom lift products in fiscal 1999. New and redesigned products introduced in the past two years accounted for approximately 17% of UpRight's sales in fiscal year 2000, down from 28% in fiscal year 1999, primarily due to slower than anticipated boom sales in fiscal year 2000.

Marketing and Distribution

     UpRight sells its products through an extensive network of North American and international equipment dealers and rental companies, including Horizon. For fiscal year 2000, approximately 59% of UpRight's revenue was generated by sales to customers outside of North America, principally in Europe, which UpRight's management believes is among the highest percentages of revenue from international sales of any aerial work platform manufacturer.

     With a high percentage of the Company's products manufactured in the United States and sold in international markets, the Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies resulting from transactions in foreign markets. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive.

     UpRight's customers rent, and to a lesser degree sell, its aerial work platforms to end users in construction, commercial, industrial and
institutional markets.   These distributors also provide service support for
UpRight machines. UpRight supports the sales, service and rental programs of its distributors with field sales support, product advertising, cooperative promotional programs, major trade show participation and distributor personnel training in service, safety and sales of all products UpRight manufactures and distributes.
In anticipation of increased sales from a broader product line and increased manufacturing capacity, UpRight expanded its customer support and service infrastructure in fiscal year 2000.

     The primary customers for aerial work platforms are equipment rental companies. Over the past several years, the North American equipment rental industry has undergone significant consolidation. Large national rental companies have acquired a number of UpRight's customers. The increased bargaining power of the consolidators has resulted in concessions from manufacturers, including lower equipment prices, extended financing terms, and increased finished goods inventory to meet rapid delivery requirements of customers. Management believes that UpRight's international diversification make the Company less dependent on the business of the large national rental companies than many of its competitors.

     During fiscal years 2000, 1999 and 1998, UpRight's ten largest customers, other than Horizon, together accounted for approximately 52%, 45% and 64% of UpRight's revenue, respectively. During fiscal year 2000, only one of UpRight's customers accounted for more than 10% of the Company's revenue. UpRight (U.K.) Limited (formerly Instant Zip-Up Limited) accounted for 19.3% of UpRight's revenue and 13.9% of the Company's revenue for fiscal year 2000. An affiliate of the Company owns a minority voting interest in UpRight (U.K.) Limited. During fiscal year 2000 one of UpRight's customers accounted for 14.7% of the Company's revenue, and in fiscal year 1999, two of UpRight's customers accounted for 15.6% and 12.8% of the Company's revenue.

Manufacturing

     UpRight's primary manufacturing facility and headquarters are in Selma, CA. Scissor lifts, portable lifts, and aluminum scaffolding are manufactured at this 32-acre site. Early in fiscal year 2000 UpRight experienced capacity constraints at the Selma facility, resulting primarily from increased international customer demand for two-tone custom color paint schemes. To alleviate these constraints, the powder coat paint system was expanded and a new automated liquid paint system was added at Selma. Increased production levels during the second half of the fiscal year exposed further inefficiencies caused primarily by labor and parts shortages. Skilled labor shortages led to increased outsourcing during the period. Parts shortages were primarily the result of certain vendors' inability to supply quality parts on time, as well as inventory management problems at UpRight.

     A new plant in Madera, CA, about 40 miles north of Selma, was opened in December 1998. This plant was built to produce UpRight's expanding line of self-propelled boom lifts and telescopic material handlers. In less than a year, this complex grew too more than 300,000 square feet of manufacturing and office space. The ramp-up of production at this facility has been challenging. While there is an abundance of unskilled labor in the Madera area, hiring a new workforce with the requisite skills proved more difficult than anticipated. UpRight addressed this issue in fiscal year 2000 by establishing training programs for its personnel, including welders and assemblers. Further inefficiencies were caused by delays in bringing the continuous-flow paint system at Madera on-line. This system did not become fully operational until late in the second quarter of fiscal 2000. Slower than anticipated boom sales resulted in low production volumes at Madera which also negatively impacted productivity.

Material and Supply Arrangements

     UpRight obtains raw materials, principally steel and aluminum, and other component parts, most notably engines, electric motors, tires, bearings, electronics and hydraulic components, and supplies from third parties. Although alternative suppliers are available for all raw materials and components, UpRight could experience delays in obtaining components meeting the requisite specifications from alternative suppliers in the event a principal supplier was unable to supply a particular component. UpRight seeks to manage the risk of unavailability of key components and raw materials through supply chain management initiatives including supplier certification.

Competition

     In selling its aerial work platform products, UpRight experiences two principal types of competition: from alternative equipment and from other manufacturers of aerial work platforms. UpRight competes with more traditional means of accomplishing the tasks performed by aerial work platforms, including truck- and trailer-mounted booms and, to a more limited extent, ladders, scaffolding and other devices. UpRight's management believes that in many applications its aerial work platforms are safer, more versatile and more efficient, taking into account labor costs, than those traditional methods.
In particular, aerial work platforms enjoy competitive advantages when the job requires frequent movement from one location to another at the same site or when there is a need to return to the ground often for tools and materials.

     UpRight competes in the aerial work platform industry primarily with several other manufacturers, including JLG Industries ("JLG"), Genie Industries ("Genie"), Grove Worldwide, Skyjack Inc. ("SkyJack"), OmniQuip Textron, Terex Corp. and Mayville Engineering Company. These companies compete on the basis of product quality, price, financing, delivery, and sales and service support. Management believes JLG and Genie each have over 30% share of the aerial work platform market, over twice the share of the nearest competitor.

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

     Certain of UpRight's competitors are part of, or are affiliated with, companies that are larger and have greater financial resources than UpRight. For example, OmniQuip Textron is part of Textron Inc. Several of UpRight's competitors, including JLG, Genie, SkyJack, and Mayville Engineering company have significantly increased, or are in the process of significantly increasing, manufacturing capacity.

Employees

     UpRight had 1,234 persons employed as of June 25, 2000. None of UpRight's employees is subject to collective bargaining agreements.

Horizon

     Horizon (recently sold to United Rentalsk, Inc. as described earlier) is a leading industrial equipment rental, sales and service company specializing in aerial work platforms, including scissor lifts, boom lifts and portable lifts, telescopic material handlers and forklifts, scaffolding and general rental equipment, serving a diverse range of approximately 11,000 active customers from 17 domestic locations. Horizon offers a full service, integrated approach to serving its customers' needs by providing rentals of equipment, sales of new and used equipment, sales of spare parts and repair and maintenance services. For fiscal year 2000, approximately 48% of Horizon's revenue was generated by equipment rentals, approximately 44% of Horizon's revenue was generated by sales of new and used equipment, and the remainder was generated by training services, sales of spare parts and certain related customer services. Management believes that, among major industrial equipment rental companies, Horizon has one of the highest ratios of sales to rentals in the industry. Within the last five fiscal years, Horizon has strategically expanded its product offerings to include, in addition to UpRight products, certain additional product lines from other leading manufacturers. Horizon acts as a distributor for UpRight products in all of Horizon's designated market areas. Horizon and UpRight operate independently, and all transactions between them are conducted on an arm's-length basis.

Products and Services

     Equipment rental represents Horizon's principal line of business. In fiscal year 2000, equipment rental revenue, together with rental-related revenue, such as repair services, delivery charges and damage waiver income, accounted for approximately 48% of Horizon's revenue. Horizon also acts as a distributor of new equipment on behalf of UpRight and certain other nationally known equipment manufacturers. In fiscal year 2000, approximately 44% of Horizon's revenue was derived from the sale of new and used equipment, of which approximately 42% was equipment manufactured by UpRight. Revenue from the sale of parts and merchandise accounted for approximately 8% of Horizon's revenue in fiscal year 2000.

     Rental Equipment. Horizon rents over 480 different models of aerial work platforms and other industrial equipment as of June 25, 2000, consisting of scissor lifts, boom lifts (including one truck-mounted boom lift model), portable lifts and telescopic material handlers and forklifts, with a total exceeding 4,325 pieces of equipment (excluding scaffolding and general rental). The original equipment cost of Horizon's rental fleet was approximately $82.0 million as of such date. In addition, Horizon rents general rental equipment in one branch, with an original equipment cost of approximately $2.75 million as of such date. Horizon also maintains a comprehensive inventory of aluminum scaffolding with an original equipment cost of approximately $980,000 as of such date. The distribution of Horizon's total rental equipment fleet (based on original equipment cost) as of June 25, 2000 was: (i) scissor lifts (44%); (ii) boom lifts (26%); (iii) telescopic material handlers (19%); (iv) general rental equipment (3%); (v) forklifts (3%); (vi) scaffolding (1%); (vii) portable lifts (1%); and (viii) other equipment (3%). The mix of rental equipment at each of Horizon's 17 domestic locations is tailored to meet the demands of the local customer base.

     Sales of New Equipment. In addition to equipment rental, Horizon is a distributor for various equipment manufacturers in certain of its designated market areas, including UpRight (scissor lifts, boom lifts, portable lifts, telescopic material handlers and aluminum scaffolding), Denka Lift (specialized boom lifts), OmniQuip (Sky-Trak telescopic material handlers), Carelift Equipment (telescopic material handlers) and Elliott (truck-mounted boom lifts). Horizon also sells equipment manufactured by Genie (boom lifts).

     Sales of Used Equipment. Horizon routinely sells used equipment to adjust the size and composition of its rental fleet to changing market conditions and as part of its ongoing commitment to maintain a modern, high-quality rental fleet. Horizon believes it achieves favorable sales prices for its used equipment as a result of its preventive maintenance program and its practice of selling used equipment before it becomes irreparable or obsolete. Horizon's management attempts to optimize the timing of sales of used equipment by taking into account maintenance costs, rental demand patterns and resale prices. Horizon sells used equipment to its existing rental customers as well as to other used equipment buyers. In fiscal year 2000, Horizon increased its sales of used equipment in order to reduce the level of equipment that was five years old or older. The average age of Horizon's rental fleet increased from 25 months at June 1998 to 31 months at June 1999, as the level of new rental equipment going into the rental fleet slowed from the prior fiscal year.

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

     Horizon seeks to manage its rental fleet to optimize the return on its investment in rental equipment. Senior management regularly interacts with branch managers to monitor equipment utilization rates and indicated demand at each location in order to determine and react to trends and imbalances between supply and demand for equipment. Horizon operations are currently divided into two regions, which are overseen by regional managers. Through its information systems, employees at locations within a certain region are able to locate a specific item within that geographic region and determine whether that item is currently rented to a customer, undergoing maintenance or available for delivery. Depending on a number of objective factors, such as transportation costs between branches and length of rental, management will determine whether the equipment should be transferred to a different branch.

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

     Customers

     Horizon serves a diverse range of approximately 11,000 active customers. No single customer of Horizon accounted for more than 2% of Horizon's revenue during fiscal years 2000, 1999 and 1998. Horizon classifies its customers as either construction or industrial end users. In fiscal year 2000, approximately 61% of Horizon's revenue was derived from construction end users, with the remaining 39% being derived from industrial end users. In fiscal year 1999, approximately 59% of Horizon's revenue was derived from construction end users, with the remaining 41% being derived from industrial end users. In fiscal year 1998, approximately 54% of Horizon's revenue was derived from construction end users, with the remaining 46% being derived from industrial end users. The increase in the percentage of revenue derived from construction related users in fiscal 1999 compared to fiscal 1998 is due to an increase in Horizon's sales and rental of telescopic material handlers during such period. Construction customers include users in specialized trades, such as electricians, painters, HVAC and mechanical contractors. Industrial customers include users engaged in the maintenance of warehouses, manufacturing plants and commercial and institutional facilities.

Competition

     The equipment rental industry has undergone significant consolidation over the past several years. These large national rental companies have acquired numerous companies in all regions of the country. In a number of large metropolitan areas, notably New York and Los Angeles, management estimates that the large national rental companies have market shares greater than 70%. The largest national rental company, United Rentals, has reported annualized revenue of approximately $3 billion in over 700 locations, with Atlas-Copco, through its owned companies Prime and Rental Service Corporation, reporting approximately $1.5 billion in revenue in over 500 locations. Other large national rental companies include: Sunbelt, Hertz, NES and NationsRent. Horizon competes with some or all of these large national rental companies in each of its locations.


Suppliers

     Each Horizon branch carries a comprehensive line of UpRight equipment in its rental fleet, including scissor lifts, boom lifts and portable lifts, as well as generally carrying aluminum scaffolding. Each location also carries a variety of equipment from other manufacturers, including boom lifts and forklifts. Horizon purchases all of its equipment directly from the original equipment manufacturer. UpRight accounted for approximately 58%, 60%, and 45% of Horizon's total capital purchases of equipment for fiscal years 2000, 1999 and 1998, respectively.
Sales and Marketing

     In the sales and rental of aerial work platforms, Horizon's strategy is to focus on small- to mid-sized end users. Horizon concentrates on providing a wide selection of equipment choices to a large, diversified customer base while providing comprehensive customer service and technical support.

     There are currently 60 employees in Horizon's sales force, including specialists who focus on the construction industry, with a primary focus on equipment rentals, specialists who focus on the industrial market, with a primary focus on equipment sales, and special account managers who focus on specialized industries and end users. Horizon's sales force has been with Horizon an average of approximately three years. Sales personnel are compensated on a salary-plus-commission basis and report directly to branch managers or sales managers.

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

Employees

     As of June 25, 2000, Horizon had a total of 316 full-time employees, including 14 personnel in the Fresno headquarters who provide administrative and accounting services. Each branch location averages 14 to 23 people, typically structured as follows: one manager, three to four office persons, two to five sales persons, five to eight mechanics and three to five truck drivers. Horizon is unionized in four locations: Ridgefield Park and
Lakewood, New Jersey; Highland, New York; and Chicago, Illinois.   In New
Jersey and New York, a total of 19 mechanics and drivers are members of the International Brotherhood of Operating Engineers, while the Chicago branch has a total of five mechanics and drivers represented by the Automobile Mechanics' Local #701.

Item 2. Properties.

         The Company maintains its corporate and administrative offices at 7433 N. First Street, Fresno, California 93720, telephone (559) 353-3950.

         UpRight maintains its headquarters and manufacturing operations at its owned facilities at 1775 Park Street, Selma, California 93662, telephone
(559) 891-5200. UpRight has approximately 335,000 square feet of manufacturing space at its Selma, California facility, where it manufactures all of the scissor and portable lift products as well as scaffolding. To support its product line expansion strategy, UpRight added a 325,000 square foot facility in Madera, California, where it manufactures boom lifts and which is expected to be utilized to manufacture telescopic material handlers. The Madera building program was financed through a 15 year bank loan. UpRight also leases a sales office and training facility in Cincinnati, Ohio with a five-year term and a storage facility in Selma, California with a six-month term with optional six-month renewals. UpRight maintains a part depot in Fresno, California, with the lease running through November, 2001.


     Horizon's corporate headquarters are located at 1540 East Shaw Avenue, Suite 123, Fresno, California 93710, telephone (559) 248-8180. Horizon currently has 17 branch facilities at the following locations: Atlanta, Georgia; Charlotte, Raleigh and Greenville, North Carolina; Beltsville, Maryland; Hayward, Napa, Sacramento and Brea, California; Elmhurst, Illinois; Houston (2), and Arlington (Dallas), Texas; Commerce City (Denver), Colorado; Ridgefield Park and Lakewood, New Jersey; and Highland, New York. Horizon's corporate headquarters are leased for a term expiring in September 2005. The branch facilities in Arlington and Houston, Texas, and Napa and Brea, California are owned by an affiliate of the Company. Horizon's branch facilities are typically leased for terms ranging from three to five years with options to extend or renew.

     The Company's properties used in its operations are considered to be in good operating condition, well maintained and suitable for their present purposes.

Item 3. Legal Proceedings.

     Use of products manufactured by UpRight and sold or rented by Horizon (recently sold by the Company to United Rentals, Inc., as described in Item 1) involves exposure to personal injury as well as property damage, particularly if operated carelessly or without proper maintenance, and liability exposure for the Company, UpRight and Horizon.

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

     The Company has accrued what management believes are adequate reserves with respect to pending and potential claims. Management believes that UpRight's and Horizon's potential exposure to product liability/general claims may be affected by the substantial growth in usage of aerial work platforms over the past several years, which has dramatically increased machine population and the number of users. There can be no assurance that existing or future claims will not exceed the level of UpRight's and Horizon's insurance, or that such insurance will continue to be available on economically reasonable terms, or at all. In addition, certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, generally are not covered by insurance. Since the acquisitions of UpRight and Horizon by the Company, neither subsidiary has been required to pay any claim for punitive damages. Product liability costs incurred by the Company, including premiums and self-insurance retention payments for legal judgments and settlement costs, for fiscal years 2000, 1999 and 1998 approximated (0.3%), 0.2%, and 1.7% of revenue, respectively. Various legal actions (in areas other than product liability) may arise in the ordinary course of business from time to time against the Company, UpRight or Horizon. Other than with respect to product liability or as described below, there is no material litigation currently pending against the Company, UpRight or Horizon. None of the litigation pending against UpRight is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity. Horizon has been sued for damages arising out of a traffic accident involving a Horizon employee. The matter is in the investigation, pleading and discovery stages. No demand has been received. However, the initial "prayer" for damages in the complaint, which was filed in the United States District Court for the Eastern District of Virginia, Alexandria Division, in July 1999, by Roy Woodle, seeks to recover
$25.0 million in general damages, which amount exceeds Horizon's $11,000,000 combined policy limits of primary and excess insurance for this type of loss. The complaint alleges a cause of action for negligence. Based upon investigation to date and consultation with the Company's insurance carrier and legal counsel, management does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

     Item  5.  Market  for  Company's  Common  Equity  and  Related  Stockholder
Matters.

     There is no public market for the common stock or equity securities of the Company. See "Item 12" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Item 6. Selected Financial Data.

     The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full consolidated financial statements, related notes and other information included elsewhere herein.

                               FISCAL YEAR ENDED

                                 June 25,   June 27, June 28, June 29, June 30
                                   2000      1999     1998     1997    1996
                                          (Amounts in thousands)

  Operating Statement Data:
Revenue (1)                       $265,399 $200,197 $170,797 $139,904$117,903
Cost of revenue                    223,167  146,814  117,844   94,315  78,638
Gross profit                        42,232   53,383   52,953   45,589  39,265
Research and
development expenses                 5,816    8,691    5,952    4,281   2,865
Product liability costs.             (773)      351    2,807    3,115   3,015
Selling, general, and
administrative expenses.            40,819   31,623   23,902   18,117  15,124
Income (loss) from operations      (3,630)   12,718   20,292   20,076  18,261
Interest expense, net .             17,671   12,110    9,421    3,983   2,907
Other expense, net                   1,075      194        6     ---      539
Income (loss) before
Income taxes                      (22,376)      414   10,865   16,093  14,815
Provision (benefit)                (9,043)      211    3,206    6,131   6,047
for income taxes.
Net income (loss)                $(13,333)   $  203 $  7,659 $  9,962$  8,768

 Balance Sheet Data:
 Cash and cash equivalents           3,295   13,328   63,669   77,345  11,164
 Working Capital                    47,078   54,709   88,490   98,835   7,877
 Total assets                      263,747  224,020  196,659  167,825  75,985
 Total debt                        194,334  150,606  124,127  113,884  36,999
 Stockholder's equity               15,060   28,393   34,690   27,031  17,069

 Other Data:
 EBITDA (2)                        $15,094  $26,388  $28,345  $25,880 $22,695

(1)

(1) The following details UpRight's and Horizon's (recently sold by the Company to United Rentals, Inc., as described in Item 1)revenue, and the elimination of inter-company sales for fiscal years 2000, 1999, 1998, 1997 and 1996:


                                    Fiscal Year Ended

                     June 25,    June 27,     June 28,    June 29,   June 30,
                      2000         1999         1998         1997       1996
                     -------    ---------    ---------    --------   --------

                               (Amount in thousands)

UpRight              $191,895    $153,875    $137,975     $110,471    $93,273
Horizon                89,928      77,110      54,725       44,315     38,112
Inter- company        (16,424)    (30,788)    (21,903)     (14,882)   (13,482)
sales                $265,399    $200,197    $170,797     $139,904   $117,903


(2) EBITDA represents income before extraordinary item, net interest expense, financing costs, income taxes, depreciation and amortization and other expenses and income. The Company has included information concerning EBITDA in its annual report because it is used by certain investors as a measure of a company's ability to service its debt obligations. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flow as an indicator of the Company's operating performance. In addition, in fiscal 1999, depreciation and amortization includes $408 of accelerated amortization, resulting from impairment of certain long lived assets.

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

     The Company's strategy is to create shareholder value by providing capital, strategic and financial direction and management to its wholly owned operating subsidiaries, UpRight and (until it's recent sale to United Rentals, Inc.,) Horizon. Prior to fiscal year 1994, Horizon was a division of UpRight, operating as a captive equipment dealer and industrial equipment rental company in certain markets. In fiscal year 1994, the Company decided each business would be managed and operated separately. All transactions between UpRight and Horizon are conducted on an arm's-length basis. UpRight sells equipment to Horizon for the same price it would otherwise charge a comparable distributor. Horizon purchases equipment from UpRight, as well as from other major manufacturers, including certain models and product lines that may be produced by UpRight. The Company intends to maintain the distributor/supplier relationship between the two companies. Sales to Horizon accounted for approximately 9%, 20%, and 16% of UpRight's revenue for fiscal years 2000, 1999 and 1998, respectively. Purchases from UpRight accounted for 58%, 60% and 45% of Horizon's total capital purchases of equipment for fiscal years 2000, 1999 and 1998, respectively. UpRight and Horizon maintain stand-alone financial statements. Sales from UpRight to Horizon are reflected in UpRight's stand-alone financial statements at the actual arm's-length price charged. Purchases by Horizon from UpRight are reflected in Horizon's stand-alone financial statements at dealer cost. "Dealer cost" means the price paid by Horizon to purchase equipment from equipment manufacturers, including from UpRight on arm's-length terms. All significant inter-company balances and transactions are eliminated in consolidation.

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

      The following table sets forth for the periods indicated certain historical revenue and percentages from customer geographical segments:

                                       Fiscal Year Ended

                          June 25,         June 27,          June 28,
                            2000             1999              1998
                       --------------      -------------   -------------
                                    (Amounts in millions)
United States, Canada,
 Latin America1        $153.3   57.8%      $132.0  65.9%   $115.2   67.4%
  Europe                104.3   39.3%        64.3  32.1%     48.3   28.3%
  Pacific Rim             7.8    2.9%         3.9   2.0%      7.3    4.3%
                       $265.4  100.0%      $200.2 100.0%   $170.8  100.0%

Results of Operations

         The following table sets forth for the periods indicated certain historical income statement data derived from the Company's consolidated statements of operations expressed in dollars and as a percentage of net revenue.

                                       Fiscal Year Ended

                          June 25              June 27,            June 28,
                           2000                 1999                1998
                       ----------------     ---------------    --------------
                                 (Amounts in thousands)
Revenue                $265,399   100.0%    $200,197  100.0%   $170,797 100.0%
Cost of revenue         223,167    84.1%     146,814   73.3%    117,844  69.0%
Gross profit             42,232    15.9%      53,383   26.7%     52,953  31.0%
Operating expenses       45,862    17.3%      40,665   20.3%     32,661  19.1%
Income (loss)
from operations         (3,630)   (1.4%)      12,718    6.4%     20,292  11.9%
Interest expense, net    17,671     6.7%      12,110    6.0%      9,421   5.5%
Other  expense, net       1,075      .4%         194     .1%          6     --
Provision(benefit) for
Income taxes            (9,043)   (3.4%)         211     .1%      3,206   2.4%
Net income loss)      $(13,333)   (5.0%)        $203     .1%     $7,659   4.5%
EBITDA                   15,094     5.7%     $26,388   13.2%    $28,345  16.6%
Depreciation &
  Amortization           18,724               13,670   8,053

Segment operations

       The Company believes its results of operations for UpRight and Horizon are most meaningful when analyzed from the perspective of two arm's-length companies. The following table sets forth for the periods indicated certain historical consolidating income statement data derived from the Company's consolidated statements of operations expressed in dollars and as a percentage of revenue.

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

                     Consolidating Statement of Operations
                                 (In thousands)
                                  (Unaudited)
                         12 MONTHS ENDED JUNE 25, 2000

                        Company   Horizon   UpRight   Eliminations Consolidated
                        -------   -------   -------   ------------ ------------
                                                                       >
Revenues
Equipment Sales
New                                $36,046  $191,311    $(16,424)   $210,933
Used                                 7,911                             7,911
Rental and  Services                45,971       584                  46,555
                        -------    -------  --------    --------    --------
Total Revenues            ---       89,928   191,895     (16,424)    265,399

Gross Profit
Equipment Sales
New                                  8,040    18,930       1,384      28,354
Used                                   943                               943
Rental and  Service         -       12,972       (37)        -        12,935
                        -------    -------   -------    --------    --------
Total Gross Profit         ---      21,955    18,893       1,384      42,232
%  of  Revenues                       24.4%      9.8%                  15.9%
Operating expense
Selling, general
and administrative       $5,008     18,664    17,620        (473)     40,819
Product Liability                               (773)                   (773)
Research and development             5,816                             5,816
                          -------   -------   ------    --------     -------
Total Operating Expenses    5,008   18,664    22,663        (473)     45,862
Income/(Loss)
from Operations          $ (5,008)  $3,291   $(3,770)     $1,857     $(3,630)
% of  Revenues               3.7%               (2.0)%                  (1.4)%


                     Consolidating Statement of Operations
                                 (In thousands)
                                  (Unaudited)
                         12 MONTHS ENDED JUNE 27, 1999

                        Company  Horizon   UpRight  Eliminations  Consolidated
                        -------  -------   -------  ------------  ------------
Revenue
Equipment Sales
   New                            $30,315   $153,773   $(30,788)    $153,300
   Used                             7,109                              7,109
Rental and Services                39,686        102       -          39,788
                         ------   -------   --------   --------     --------
Total Revenues              --     77,110    153,875    (30,788)     200,197
Gross Profit
   Equipment Sales
   New                              6,318     35,630     (1,114)      40,834
   Used                             2,109                              2,109
Rental and Services          322   13,710        (37)    (3,555)      10,440
                         -------  -------    -------   --------     --------
Total Gross Profit           322   22,137     35,593     (4,669)      53,383
  %  of  Revenues                    28.7%      23.1%                  26.7%

Operating expenses
Selling, general and
administrative            $5,863   14,568     11,192                  31,623
Product Liability                                351                     351
Research and
development                    -        -      8,691        -          8,691
                         -------  -------    -------    -------     --------
Total Operating
Expenses                   5,863   14,568     20,234       ---        40,665
Income/(Loss)            $(5,541)  $7,569    $15,359   $(4,669)      $12,718
from Operations
    % of  Revenues                   9.8%     10.0%                    6.4%



Fiscal Year  Ended June 25, 2000 Compared to Fiscal Year Ended June 27, 1999

     Revenue increased by 32.6% to $265.4 million in fiscal year 2000 from $200.2 million in fiscal year 1999. The increase of $65.2 million was primarily attributable to increased revenue from sales of new equipment of $57.6 million (including sales of UpRight equipment by Horizon) and increased rental and service revenue for Horizon of $6.3 million. The primary reasons for the increase in new equipment sales were: (1) an increase of $51.9 million in sales by UpRight of new equipment to dealers other than Horizon (of which $43.9 million of the increase in sales of new equipment was to the European and Asian markets) and (2) an increase of $5.7 million in Horizon's sales of new equipment. The increase in Horizon's rental and service revenue was primarily attributable to significant rental fleet additions subsequent to the first and second quarters of fiscal 1999 and the inclusion of results from a business acquired subsequent to the third quarter in fiscal year 1999.

     Gross profit for fiscal year 2000 was $42.2 million, a decrease of $11.2 million over gross profit of $53.4 million for fiscal year 1999. The decrease in gross profit is attributable to lower gross margins, which decreased to 15.9% for fiscal year 2000 compared to 26.7% for the previous fiscal year.
The decline in gross profit is primarily a result of manufacturing inefficiencies at UpRight due to: (1) ramp-up of production at the Madera facility, particularly relating to the inexperienced work force and the need to increase the size of the work force in the first half of the fiscal year in anticipation of higher production levels in the second half of the fiscal year; (2) low volume of production at the Madera facility due to slower than anticipated boom sales; (3) delays in bringing on-line the continuous flow paint facility in Madera, which only became operational on all lines late in the second quarter; (4) parts shortages, primarily the result of certain vendors' inability to supply quality parts on time, as well as parts availability problems resulting from changes which were initiated while attempting to improve the inventory management process and performance; and
(5) inefficiencies at the Selma facility in producing to the higher production levels in the six months ended June 25, 2000. In addition, UpRight experienced pricing pressures in the second, third and fourth quarters. In the second quarter, Horizon experienced negative margins on used equipment sales as it sold certain boom lifts and forklifts at a loss. The net loss on these certain boom lifts and forklifts was approximately $1.1 million. All of these certain boom lifts and forklifts that were identified to be sold have been sold or accounted for, and it is not anticipated to affect future quarters. In addition, Horizon had lower rental equipment utilization and rental rates, and higher wage and benefit costs and depreciation expense on rental equipment for fiscal year 2000 compared to fiscal year 1999.

     Operating expenses, consisting of selling, general and administrative expenses, product liability and research and development expenses were $45.9 million for fiscal year 2000 compared to $40.7 million for the same period last year. SG & A expenses increased by $9.2 million to $40.8 million in fiscal year 2000 compared to fiscal year 1999. The increase in SG & A expenses is primarily due to increased costs from the addition of resources to support the higher activity level at Horizon, additional marketing and goodwill amortization costs related to a business acquired subsequent to the third quarter of fiscal 1999, a $0.7 million write-off of goodwill related to the closure of one of Horizon's general rental branches, a one-time charge at Horizon of $0.4 million related to recourse on a sale from a prior year, as well as increased marketing and administrative costs at UpRight, which are required to support the increased manufacturing capacity of UpRight following the ramp-up of production at the Madera facility. As a percentage of revenue, SG & A expenses were 15.4% for fiscal year 2000 compared to 15.8% for fiscal year 1999. Product liability expense decreased by $1.1 million in fiscal year 2000 compared to fiscal year 1999, due to a decrease in product liability reserves, determined through analytical review. Research and development expenses for fiscal year 2000 were $5.8 million, a decrease of $2.9 million compared to fiscal year 1999. The decrease in research and development expenses is primarily related to reduced new product development following the introduction of the additional boom lift products in fiscal 1999, as well as $0.3 million which had previously been expensed, but was subsequently recovered as a result of a favorable sales tax ruling.

     Interest expense, net of interest income, increased to $17.7 million for fiscal year 2000 from $12.1 million for fiscal year 1999 due primarily to a decrease in interest income related to lower cash balances at the Company as well as increased borrowings at Horizon and UpRight.

     Income taxes in fiscal year 2000 were a benefit of $9.0 million compared to an expense of $0.2 million in fiscal year 1999. The income tax benefit is primarily due to taxable losses in fiscal year 2000 compared to taxable income in fiscal year 1999.

     Net loss for fiscal year 2000 was $13.3 million, representing a decrease of $13.5 million from net income of $0.2 million for the previous fiscal year, as a result of the factors described above.

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

     Income taxes in fiscal year 1999 were $0.2 million compared to $3.2 million in fiscal year 1999. The decrease in provision for income taxes is primarily due to lower taxable income in fiscal year 1999.

     Net income for fiscal year 2000 was $0.2 million, representing a decrease of $7.5 million from net income of $7.7 million for the previous fiscal year, as a result of the factors described above.



Liquidity and Capital Resources

       The Company's cash flow requirements are for working capital, capital expenditures and debt service.

       The Company meets its liquidity needs through internally generated funds and committed finance facilities available to its subsidiaries, UpRight and Horizon, and cash balances.

     The Company's cash balance as of June 25, 2000 was $3.3 million. This cash is used in part to finance the capital expenditure program at UpRight and Horizon and, in addition, used for general corporate purposes. UpRight and Horizon have revolving lines of credit from major financial institutions of $20.0 million and $6.3 million, respectively. As of June 25, 2000, UpRight and Horizon had utilized $14.6 million and $1.0 million of their respective revolving lines of credit. In addition, UpRight has available a $10.0 million facility with a financial institution for the purchase of manufacturing equipment during fiscal 2000. This facility had an outstanding principal balance of $6.0 million at June 25, 2000, was interest only and was paid in full in July 2000. Further, UpRight has available a $5.0 million facility with a financial institution for the purchase of real estate during fiscal 2000. This facility had an outstanding principal balance of $4.0 million at June 25, 2000, is interest only and payment is due in full in October 2000. Horizon has available a $10.0 million facility with a financial institution for the purchase of rental equipment during fiscal 2000 and the first four months of fiscal 2001. This facility had an outstanding principal balance of $7.5 million at June 25, 2000, is interest only and will convert to a five year term loan in November, 2000.

The Company's working capital was $47.1 million and $54.7 million at June 25, 2000 and June 27, 1999, respectively. The decrease in working capital during the fiscal year is mainly due to an increase in the current portion of long term debt of $29.2, partially offset by an increase in inventory of $10.3 million and an increase in accounts receivable/due from factor of $8.9 million.

The Company's outstanding debt was $194.3 million and $150.6 million at June 25, 2000 and June 27, 1999, respectively. The increase in outstanding debt primarily resulted from increased use of cash by operating activities during the fiscal year ended June 25, 2000. Cash and cash equivalents were $3.3 million and $13.3 million at June 25, 2000 and June 27, 1999, respectively.

Net cash used by operating activities was $36.2 million and $7.5 million at June 25, 2000 and June 27, 1999, respectively. The increase in net cash used by operating activities of $28.7 million is primarily related to: the increase in accounts receivable/due from factor of $19.9 million and the net loss versus net income for fiscal year 2000 compared to fiscal year 1999 which accounted for $13.5 million, an increase in prepaid expenses and other assets of $7.3 million in fiscal year 2000 compared to fiscal year 1999, partially offset by an increase in accrued expenses of $10.8 million in fiscal year 2000 compared to fiscal year 1999. The increase in accounts receivable/due from factor is attributable to increased sales volumes and extended terms granted to major accounts in Europe. The increase in prepaid expenses and other assets is primarily due to notes receivable from an affiliated re-rental company in Europe, which is promoting the use of UpRight boom lifts to existing and new customers as part of UpRight's boom lift penetration strategy, as well as prepaid income taxes. The increase in accrued expenses in fiscal year 2000 was due to: (1) increase in affiliate payable, (2) accrued marketing suport costs, (3) warranty expense and (4) insurance expense.

Net cash used by investing activities was $18.4 million in fiscal year 2000 compared to $60.4 million in fiscal year 1999. The decrease in net cash used by investing activities resulted primarily from a decrease in cash used for the purchase of property, plant and equipment which totaled $26.7 million for fiscal year 2000 compared to $65.1 million for fiscal year 1999. Included in fiscal year 1999 were expenditures relating to the construction of UpRight's Madera facility and expenditures relating to the expansion of Horizon's rental fleet. Net cash used by investing activities in fiscal year 2000 was to acquire/build facilities for Horizon, buy new manufacturing equipment for UpRight's Selma and Madera, California facilities and upgrade Horizon's rental fleet.

Net cash provided by financing activities was $44.5 million and $17.5 million in fiscal year 2000 and fiscal year 1999 respectively. The change in net cash provided by financing activities is primarily the result of increased borrowings due to increased use of cash by operating activities during fiscal year 2000.

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

 Not applicable.

                       W.R. CARPENTER NORTH AMERICA, INC.
                                AND SUBSIDIARIES


                   Index to Consolidated Financial Statements

                                                                     Page
                                                                  Number

Independent Auditors' Report on Consolidated Financial Statements...     22

Consolidated Balance Sheets - June 25, 2000 and June 27, 1999.......     23

Consolidated Statements of Operations - Years ended June 25, 2000,
 June 27, 1999 and June 28, 1998.........................................24

Consolidated Statements of Stockholder's Equity - Years Ended
 June 25, 2000, June 27, 1999 and June 28, 1998..........................25

Consolidated Statements of Cash Flows - Years Ended
 June 25, 2000, June 27, 1999 and June 28, 1998..........................26

Notes to Consolidated Financial Statements...............................27

Consolidated Financial Statements Schedules:

     Schedule II - Valuation and Qualifying Accounts.....................43

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholder of W.R. Carpenter North America, Inc.
 Fresno, California


We have audited the consolidated balance sheets of W.R. Carpenter North America, Inc. and subsidiaries as of June 25, 2000 and June 27, 1999 and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended June 25, 2000 and the related financial statement schedule listed in the accompanying index at item
8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W.R. Carpenter North America, Inc. and subsidiaries as of June 25, 2000 and June 27, 1999 and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in al material respects the information set forth therein.




PANNELL KERR FORSTER
Certified Public Accountants
A Professional Corporation

Los Angeles, California
August 31, 2000, except for the seventh paragraph of Note 1, which is as of September 29, 2000

See notes to the consolidated financial statements

              W.R. Carpenter North American, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                             (Amounts in thousands)
                                     Assets

                                                      June 25,       June 27,
                                                        2000          1999
                                                      ----------    --------
Current assets
    Cash and cash equivalents                            $3,295     $ 13,328
    Accounts receivable(net of allowance for             41,878       37,190
    doubtful  accounts of $713 and $618,
    respectively
    Due from factor                                       4,193            -
    Affiliates receivable                                25,092        4,627
    Inventories                                          49,068       38,748
    Prepaid expenses and other                            8,166        2,345
    Income taxes receivable                               2,949        1,300
    Deferred income taxes                                 2,381        1,448
                                                      ----------    ---------
         Total current assets                           137,022       98,986



Property, plant and equipment, net                      111,589      115,007

Other assets                                              8,241       10,027

Affiliates receivable, long-term                          1,388            -

Deferred income taxes, long-term                            507            -

Cash and cash equivalents restricted
as collateral with factor                                 5,000            -
                                                      ----------    ---------

Total assets                                           $263,747       $224,020
                                                      ----------    ---------

  Liabilities and Stockholder's Equity


Current liabilities
  Accounts payable                                      $ 35,081     $ 26,833
  Accrued wages and employee benefits                      4,465        3,644
  Accrued interest                                           639          750
  Other accrued expenses                                  12,276        4,792
  Current portion of long-term debt                       37,483        8,258
                                                        ---------    ---------

     Total current liabilities                            89,944       44,277

Senior subordinated notes payable                        104,667      104,619

Long-term debt, net of current portion                    52,184       37,729

Other long-term liabilities                                1,892        4,304

Deferred income taxes                                          -        4,698
                                                        ---------   ---------

         Total liabilities                               248,687      195,627
                                                        ---------    ---------

Commitments and contingencies
Stockholder's equity
 Common stock, Class A - $1 par value; 70 shares
 authorized, 55 shares issued and outstanding                 55           55
 Common stock, Class B - $1 par value; 35 shares
 authorized, 5 shares issued and outstanding                   5            5
 Preferred stock - $1 par value; 25 shares
 authorized, issued and outstanding                           25           25
 Additional paid-in capital                                8,767        8,767
 Cumulative currency translation adjustment (CTA)          2,084        2,084
 Retained earnings (on July 3, 1994 a deficit of
 $31,395 was eliminated due to a subsidiary's
 Quasi-reorganization)                                     4,124       17,457
                                                        ---------    ---------
            Total stockholder's equity                    15,060       28,393
                                                        ---------    ---------
 Total liabilities and stockholder's equity             $263,747     $224,020
                                                        ---------    ---------

              W.R. Carpenter North America, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)


                                                      Years Ended
                                      -- ---------------------------------------
                                      June 25,      June 27,       June 28,
                                        2000           1999          1999
                                      ----------    -----------    ----------
Revenues
   Equipment sales
     New                               $210,933       $153,300      $137,998
     Used                                 7,911          7,109         4,207
   Rental and services                   46,555         39,788        28,592
                                      ----------    -----------    ----------
         Total revenues                 265,399        200,197       170,797
                                      ----------    -----------    ----------


Cost of Revenues
   Equipment sales
     New                                182,579        112,466        94,943
     Used                                 6,968          5,000         2,400
   Rental and services                   33,620         29,348        20,501
                                      ----------    -----------    ----------
         Total cost of revenues         223,167        146,814       117,844
                                      ----------    -----------    ----------


Gross profit
   Equipment sales
     New                                 28,354         40,834        43,055
     Used                                   943          2,109         1,807
   Rental and services                   12,935         10,440         8,091
                                                                   ----------
                                      ----------    -----------
         Total gross profit              42,232         53,383        52,953
                                      ----------    -----------

Operating expenses
   Selling, general and administrative   40,103         31,215        23,902
   Product liability                      (773)            351         2,807
   Research and development               5,816          8,691         5,952
   Impairment of long-lived assets          716            408             -
                                      ----------    -----------    ----------
         Total operating expenses        45,862         40,665        32,661

Income (loss) from operations           (3,630)         12,718        20,292

Other income (expense)
   Interest expense, net               (17,671)       (12,110)       (9,421)
   Foreign exchange                     (1,095)            106             -
   Other expense                             20          (300)           (6)
                                      ----------    -----------    ----------

Income (loss) before income taxes      (22,376)            414        10,865

Provision (benefit) for income taxes    (9,043)            211         3,206
                                      ----------    -----------    ----------

Net income (loss)                       $(13,333)         $203       $ 7,659
                                      ----------    -----------    ----------

Earnings (loss) per common share        $ (222)            $ 3         $ 128
                                      ----------    -----------    ----------

Weighted average number of common shares 60,000         60,000        60,000
                                      ----------    -----------    ----------


W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES


See notes to the consolidated financial statements

Page 25

W.R. Carpenter North America, Inc. and Subsidiaries
Consolidated Statements of Stockholder's Equity
Years Ended June 25, 2000, June 27, 1999 and June 28, 1998
(Amounts in thousands)

                                                                         Accumulated
                        Common Stock    Preferred Stock     Additional     Other                  Total
                        ------------    ----------------     Paid-in    Comprehensive   Retained  Stockhoders
                        Shares Amounts  Shares   Amounts    Capital     Income (CTA)    Earnings   Equity
                        ------------    ----------------    --------    -------------   --------   --------

Balance, June 29, 1997     $60     60      25       $25        $8,767        $2,084        $16,095    27,031
   Net income                -       -      -         -             -             -          7,659     7,659

Balance, June 28, 1998      60     60      25        25         8,767         2,084         23,754    34,690
  Net income                 -      -       -         -             -             -            203       203

   Dividends paid            -      -       -         -             -             -         (6,500)   (6,500)

Balance, June 27, 1999      60     60      25        25         8,767         2,084         17,457    28,393
  Net loss                   -      -       -         -             -             -        (13,333)  (13,333)

Balance, June 25, 2000      60   $ 60      25       $25        $8,767        $2,084         $4,124   $15,060



See notes to the consolidated financial statements

Page 26
              W.R. Carpenter North America, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                 Years Ended
                                         ----------- -- -------- -- -------
                                          June 25,      June 27,     June 28,
                                             2000         1999        1998
                                         -----------    --------    -------
Cash flows from oeprating activities
Net income (loss)                         $(13,333)        $203     $7,659
Adjustments to reconcile net income
(loss) to net cash provided (used)
by operating activities

Depreciation and amortization               18,008       13,262      8,053
Gain on disposition of
property, plant and equipment                 (880)      (2,163)    (1,997)
Impairment of long-lived assets                716          408          -
Deferred income taxes, net                  (6,138)       2,113         93

Changes in operating assets and liabilities
  Accounts receivable                      (26,454)     (10,784)    (5,034)
  Due from factor                           (4,193)           -           -
  Inventories                              (10,251)     (13,532)    10,574)
  Prepaid expenses and other assets         (7,961)        (650)    (1,222)
    Accounts payable                         8,248        8,805      6,443
    Accrued expenses                         8,194       (2,592)     2,405
    Other, net                              (2,126)      (2,524)      (808)
                                         ----------    --------    --------
       Total adjustments                   (22,837)      (7,657)    (2,641)
                                         ----------    --------    --------
       Net cash provided (used) by
       operating activities                (36,170)      (7,454)      5,018
                                         ----------    --------    --------


Cash flows from investing activities
   Additions to property,
   plant and equipment                     (26,670)     (65,065)    (27,424)
   Proceeds from disposition of assets       8,281        6,917       4,072
   Acquisition, net of cash acquired         -           (2,262)     (5,537)
                                         ----------    --------    --------
      Net cash used by investing
      activities                           (18,389)     (60,410)    (28,889)
                                         ----------    --------    --------

Cash flows from financing activities
   Proceeds from long-term debt            106,789       81,725      15,878
   Repayment of long-term debt             (63,983)     (55,294)     (5,683)
   Affiliates receivable                     6,720       (2,408)     (3,388)
   Restricted cash                          (5,000)           -           -
   Dividends paid                                        (6,500)
                                         ----------    --------    --------
         Net cash provided by
         financing activities               44,526       17,523      10,195
                                         ----------    --------    --------

Net decrease in cash and cash equivalents  (10,033)     (50,341)    (13,676)
Cash and cash equivalents at beginning      13,328       63,669       77,345
of ye                                    ----------     --------    --------
Cash and cash equivalents at end of year    $3,295      $13,328     $63,669
                                         ----------     --------    --------

Supplemental disclosure of cash flow information

Cash used for interest payments           $ 17,708     $           $
                                                        13,502      12,118
                                         ----------    --------    --------
Cash used for income tax payments              229      $2,320      $2,226
                                         ----------    --------    --------


See note 19 for additional supplemental information to consolidated statements of cash flows.

Page 55
              W. R. Carpenter North America, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)




Note 1 - The Company

W.R. Carpenter North America, Inc. (the Company), incorporated in 1975 under the laws of the State of Delaware, serves as the holding company for its operating subsidiaries UpRight, Inc. (UpRight), and Horizon High Reach, Inc. (Horizon).

UpRight was incorporated in California in 1947, and its stock was publicly traded from 1980 until 1988 when it was acquired by an affiliate of the Company. In 1988, through a corporate reorganization, UpRight became a wholly-owned subsidiary of the Company. Prior to 1989, Horizon was an independent company in the business of renting and selling aerial work equipment in Southern California. In 1989, UpRight acquired the assets of Horizon which were merged into the retail division of UpRight's North American Operations. In 1994, Horizon became a separate, wholly-owned subsidiary of the Company. Although Horizon is a distributor for UpRight products, the two companies have separate management teams and operate on an independent basis.

UpRight is a leading manufacturer, distributor and international marketer of aerial work platforms. Sales are made principally to independent distributors who rent and sell UpRight's products to a broad customer base, which includes end users in the industrial, commercial, institutional and construction markets.

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

Horizon is a leading industrial equipment rental, sales and service equipment company serving a diverse range of customers from 17 domestic locations. Horizon's rental fleet consists primarily of aerial work platforms, portable lift products, self-propelled scissor lifts and boom lift products, telescopic material handlers and forklifts. Horizon rents equipment on a daily, weekly and monthly basis and, occasionally, for longer periods. Horizon is also a distributor of new equipment for several leading manufacturers and sells used equipment from its rental fleet, in addition to complementary parts, supplies and accessories.

On September 29, 2000, the Company sold all of the assets and outstanding capital stock of Horizon to United retas, Inc. for total consideration of $90 million (subject to certain adjustments to be based on a post-closing audit.) At closing, the Company received consideration consisting of $50 million in cash and two senior unsecured 5 year pormissory notes in the aggregate principal amount of $40 million.

Horizon is a distributor for UpRight products in all of Horizon's designated market areas. The equipment in Horizon's existing rental fleet consists of scaffold, UpRight lifts, scissors, boom lifts, and other lift products. Horizon also represents various product lines for other manufacturers. Horizon's corporate headquarters are located in Fresno, California.

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)




Note 1 - The Company (continued)

Horizon's competitors include national and multi-regional companies, regional competitors that operate in a small number of states, small independent businesses with one or a few rental locations, and equipment vendors and dealers which both sell and rent equipment directly to end users.

Risk factors

     Economic - The equipment rental industry is highly dependent upon the level of business activity in the commercial and industrial segments of the economy. As a result, the equipment rental industry is particularly sensitive to national, regional and local slowdowns in the commercial construction industry, which is highly cyclical and subject to downturns during economic slowdowns.

     Competition - The equipment rental, sales and service industry is highly competitive. The Company's competitors include national, multiregional companies and dealers that both sell and rent equipment directly to end users. To the extent that existing or future competitors seek to gain or retain market shares by reducing rental rates or sales prices, the Company may be required to lower its prices, thereby adversely affecting the operating results of the Company.

     Need for continued capital expenditures - A principal component of the Company's strategy is to provide its rental customers with relatively new, high-quality equipment. The Company continues to expand its manufactured product lines and manufacturing capacity. The annual replacement of equipment and plans to expand the Company's business will require significant capital expenditures. There can be no assurance that in the future the Company will have capital sufficient to fund such planned or additional expenditures.

     Insurance - The Company maintains insurance coverage for its operations and activities. There can be no assurance that existing or future claims will not exceed the level of such insurance or that such insurance will continue to be available at economically feasible terms.

Note 2 - Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UpRight and Horizon. In consolidation, all significant intercompany balances and transactions are eliminated.

Cash flows

For purposes of the statement of cash flows, the Company considers all cash investments and related deposits purchased with a maturity of three months or less to be cash equivalents.

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)



Note 2 - Summary of significant accounting policies (continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, depreciation, product warranty expense, income taxes, product liability reserves, and other contingencies. Actual future results could differ from those estimates.

Revenue recognition

The Company's subsidiaries recognize revenue from equipment sales upon shipment. Revenue from rentals is recognized ratably over the term of the rental contract, and sales of rental equipment are recognized once a purchase option has been exercised, pursuant to the applicable rental share agreement.

Inventories

Horizon's inventories are valued at the lower of cost or market and cost is determined using an average costing method, which approximates the first-in, first-out (FIFO) method. UpRight's inventories are valued at the lower of standard costs, which approximates FIFO, or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.

Property, plant and equipment

Property, plant and equipment are stated at cost. When units of property are disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Sales of rental equipment are reflected as used sales equipment in the accompanying consolidated financial statements. Cost of used equipment sales consists of the net book value of the equipment sold plus costs directly associated with the sale. (See note 7 regarding assets acquired through acquisition.)

Depreciation is computed using the straight-line method over the following estimated useful lives of the assets, as follows:

         Building and improvements   5 - 39 years
         Machinery and equipment     3 - 10 years
         Rental equipment            3 - 10 years

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

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)



Impairment of long-lived assets

The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values (based upon discounted cash flows).

During fiscal 1997, the Company acquired certain assets and liabilities of Forklift Sales, Inc., a forklift sales, rental, and repair company in California. This acquisition was accounted for under the purchase method, with the excess of cost over management's estimated fair value of the net assets acquired of $687, allocated to goodwill. During 1999, management reviewed the estimated future cash flows related to this operation and deemed them to be insufficient to fully recover the carrying value of the assets acquired. Accordingly, management has recognized a $408 impairment charge in 1999 to reduce unamortized goodwill related to this acquisition. As of June 25, 2000, this goodwill has been fully amortized.

Foreign currency transactions

Monetary assets and liabilities denominational in foreign currencies are translated into United States dollars at the rate of exchange ruling at the balance sheet date. Resulting differences to monetary assets and liabilities as a result of fluctuating currency exchange rates would be reflected as other comprehensive income.

Transactions  during the period are  translated at the rates ruling at the dates
of  the   transactions.   Profits  and  losses   resulting  from  the  operating
translation policy are recognized in the consolidated statements of operations.

Other comprehensive income

The Company has no material components of other comprehensive income (loss) and, accordingly, net income (loss) is equal to comprehensive income (loss) for all periods presented.

Derivative financial instruments

The Company holds certain derivative instruments designated as hedges. These instruments have a high correlation with the underlying exposure.
Accordingly, gains and losses from changes in derivative fair values are deferred. The Company currently uses purchased foreign currency contracts to hedge foreign currency risk on inventory purchases. The Company also enters into interest rates swaps to hedge interest rate risk on the Company's outstanding debt. All derivatives are off-balance-sheet and therefore have no carrying value. Excluding the interest rate swap described in note 9, derivatives generally have initial terms of less than one year.

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

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)




Earnings (loss) per share

Earnings (loss) per share is computed using the weighted average number of shares outstanding of common stock. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per share." This statement establishes simplified standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and disclosures of the calculation of each EPS amount.

Fiscal year

The fiscal year of the Company ends on the Sunday nearest to June 30.

Reclassifications

Certain reclassifications have been made to the 1999 financial statements to conform with 2000 classifications. These reclassifications have no effect on equity or net income as previously reported.

Note 3 - Factored receivable

During fiscal 2000, UpRight entered into a factoring agreement to factor certain of its accounts receivable, cancelable on written notice. All factored accounts receivable are sold with recourse; ie: UpRight bears the credit risk and UpRight is contingently liable to the factor for merchandise disputes and customer claims on all receivables acquired by the factor. As of June 25, 2000, factored receivables totaled $4,193. UpRight's management has determined that factored receivables are adequately reserved. In addition, the factor holds $5,000 in cash as collateral on factored receivables.

Note 4 - Inventories

Inventories consist of the following:
                                           2000              1999
                                         -------           -------

         Finished goods                  $19,427           $12,998
         Work-in-progress                  1,545             3,200
         Raw materials                    28,096            22,550

                                         $49,068           $38,748

A reserve of $1,397 and $551 for fiscal years 2000 and 1999, respectively, has been deducted from inventories for potential obsolescence.

Note 5 - Property, plant and equipment

Property, plant and equipment consists of the following:

                                            2000             1999
                                         --------         --------

         Land                            $    703         $  1,647
         Building and improvements         20,429           18,565
         Machinery and equipment           59,615           53,475
         Rental equipment                  76,974           77,132
                                          157,721          150,819
         Less accumulated depreciation   (46,132)         (35,812)

                                         $111,589         $115,007

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)




Note 6 - Other assets

Other assets consist of the following:


                                             2000            1999
                                           -------         -------
 Debt issue costs, net                     $ 3,362        $ 3,848
 Goodwill                                    5,534          6,447
 Organization costs                             -             457
 Noncompete covenants                          130             -
 Deposits                                      138            130
 Long-term receivable                           -             108
 Note receivable, due from officer             425            439
                                           -------        -------
                                             9,589         11,429
 Less accumulated amortization                (814)          (868)
                                           -------        -------
                                             8,775         10,561
 Less current portion (included in
 "prepaid and other" current assets           (534)          (534)
                                           -------        -------
 Other assets, net                         $ 8,241        $10,027
                                           -------        -------

Amortization expense related to goodwill during 2000 and 1999 and organizational cost during 1999 was $832 and $692, respectively.

Note 7 - Acquisitions

During 1999, the Company acquired the stock of an aerial work platform sales, rental and repair company in Colorado (Contractor's Equipment Company of Colorado, Inc.) for $2,262 plus $3,300 of assumed debt. The acquisition of these assets was financed with cash payments, net of cash acquired of $2,262.

The acquisition was accounted for under the purchase method. The excess of cost over management's estimated fair value of the net assets acquired has been allocated to goodwill.

Results of the Contractor's Equipment Company of Colorado, Inc. acquisition are included in the consolidated financial statements beginning March 28, 1999.

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)




Note 8 - Lease obligations

The Company's subsidiaries lease certain office and operating facilities and certain machinery and equipment under operating leases. The following table sets forth minimum payments under operating lease arrangements:



      2001                                             $ 2,333
      2002                                               1,914
      2003                                               1,679
      2004                                               1,534
      2005                                               1,096
      Thereafter                                         3,580
                                                       -------
      Total future minimum lease payments              $12,136
                                                       -------

Rent expense under operating leases was $3,311, $2,896 and $3,064 in fiscal years 2000, 1999 and 1998, respectively.

Note 9 - Long-term debt and credit facilities

Long-term debt consists of the following:

                                                        2000     1999
                                                      -------   -------
Notes payable obligations and credit facilities
secured with accounts receivable, inventories
and machinery and equipment, due in monthly
installments of various amounts with imputed
interest at various rates per annum (ranging
from 7.7% to 10.5%) due at various dates
through May 2014                                      $83,834    $39,851

Variable interest bonds (ranging from 7% to 11%),
secured by deed of trust and equipment due in
monthly installments of varying amounts through
September 2014                                          5,833      6,136
                                                      -------    -------
                                                       89,667     45,987
Less current portion                                   37,483      8,258
                                                      -------    -------
                                                      $52,184    $37,729

On October 27, 1994, the Company's UpRight subsidiary finalized a bonds payable agreement with the Community Redevelopment Agency (Agency) of the City of Selma, California, for purchases of buildings, equipment and tooling. For the fiscal years ended June 25, 2000 and June 27, 1999, the Company made principal payments of $303 and $253, respectively, on the bonds. The total value of bond funds was $7,870, of which $750 is to remain undisbursed as bond reserves remaining with the Agency and unavailable for UpRight's use through the entire term of the bond agreement. As of June 25, 2000 and June 27, 1999, $750 was undisbursed and remained as bond reserves with the Agency. As of June 25, 2000 and June 27, 1999, the bonds payable had outstanding balances of $5,833 and $6,136, respectively, included on the long-term debt and credit facilities schedule above as variable interest bonds.

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)



Note 9 - Long-term debt and credit facilities (continued)

The following is a five year maturity schedule for long-term debt (excluding the senior subordinated notes). (See note 10.)


                                                                    Notes
                                                        Bonds       Payable
                                                       -------     -------
         2001                                          $ 1,026     $37,158
         2002                                            1,014      12,982
         2003                                            1,000      12,684
         2004                                              988      11,282
         2005                                              932       4,363
         Thereafter (2006 to 2014)                       8,557       5,365
                                                        13,517      83,834
         Less amount representing bond interest         (6,934)          -
         Gross present value                             6,583      83,834
         Bond reserve remaining with Agency                750           -
                                                       -------     -------
         Net present value                             $ 5,833     $83,834

On October 27, 1994, UpRight also entered into an agreement with the City of Selma (City) to develop and improve at the Company's expense, certain of the Company's real property infrastructure. The improvements project will be financed by the issuance of Limited Obligation Improvement Bonds for Assessment District No. 1994-1 (District). The total project cost is not to exceed $1,400. The Company is scheduled to repay the bond financing in bi-annual payments of varying amounts at an average interest rate of 8.4% through December 2014. Due to the structure of the agreement with the City, the Company is issued bi-annual property tax bills as the bond payments are due. The Company records the bond payments as property tax expense as each one accrues. As a consequence of this treatment, the Company's financial statements do not reflect the bond payable balance of $1,400 at the year end.

In August 1999, UpRight entered into a financing agreement with the financial institution, to refinance obligations under its previous line of credit of $20,000, that hold available to UpRight credit facilities in the aggregate total amount of $35,000. Facility number one is subject to a revolving line of credit for working capital of up to $20,000. Payment terms for the revolving line of credit are interest only monthly with all principal due and payable at maturity, which is October 16, 2000, at which time all unpaid principal and interest shall be due and payable. Interest accrues on amounts borrowed at the institutions reference rate minus one half of one percent, or LIBOR plus 120 basis points. Collateral includes a security agreement assuring a first priority position covering accounts receivable, inventory and equipment. Facility number two, is a revolving line of credit for funding purchases to the boom manufacturing plant of up to $10,000. Payment terms are interest monthly, all principal due and payable at maturity which is June 30, 2000, with periodic principal reductions from refinance by certain leasing companies, with release of equipment finance. Interest terms and security agreement are the same as those noted above. Facility number three, is a revolving line of credit for real estate construction and improvements of the boom manufacturing plant of up to $5,000. Payment terms are interest monthly, all principal due and payable at maturity, which is June 30, 2000. Interest terms and security agreement are the same as noted above. At June 25, 2000, the interest rate on all three facilities was 9% and the related outstanding balance was $24,630, with available funds of $10,370. Debt covenants under the agreement require UpRight to maintain certain financial ratios. At June 25, 2000, UpRight was not in compliance with one such ratio, however, UpRight has received a waiver from the financial institution through October 16, 2000. See related subsequent event disclosures at note 22 to the financial statements.

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)


Note 9 - Long-term debt and credit facilities (continued)

In June 2000, UpRight entered into an equipment financing line of credit in the amount of $5,000. No obligations were outstanding at June 25, 2000 under this line.

In August 1999, Horizon entered into a note payable arrangement with a bank in the amount of $30,000,000. This note bears interest at LIBOR plus 1.75 percent (8.40 percent at June 25, 2000). The note is to be repaid monthly through September 2004 and is secured by the rental assets of the Company.

In August 1999, Horizon entered into an interest rate swap agreement with a bank to obtain a fixed rate of interest on the first two years of a note payable maturing in September 2004 (see below). At June 25, 2000, the national amount of this contract was $12,750,000 at a fixed interest rate of
8.23 percent. Under the terms of the swap agreement, the Company and the bank will continue to pay the interest obligation on their respective debt balances. Any net difference under the interest rate swap agreement will be settled between the parties to the agreement on a monthly basis. This agreement terminates in September 2002.

Horizon has a revolving line of credit with a bank allowing it to borrow up to $6,000, not to exceed 80 percent of eligible receivables plus 25 percent of the Company's inventory. Interest accrues at Horizon's option at either 25 percent below the bank's prime lending rate (9.25 percent at June 25, 2000), or the LIBOR plus 1.85 percent. As of June 25, 2000, and June 27, 1999, the balance outstanding under the Revolving Credit Line was $1,048 and $4,354, respectively. The Revolving Credit Line is secured by the assets of Horizon. The Revolving Credit Agreement contains various restrictive covenants, including minimum tangible net worth, minimum current ratio, maximum debt to tangible net worth, and limits on annual capital expenditures and operating lease expenses. As of June 25, 2000, Horizon was in compliance with these covenants.

Note 10 - Senior subordinated notes

On June 4, 1997, the Company filed a private placement offering of $105,000,
10.625 percent senior subordinated notes due in 2007 (the Notes). The Notes are guaranteed by the subsidiaries and are subordinated to all senior indebtedness of the subsidiaries. The notes are reflected in accompanying balance sheets net of unamortized discount of $333 and $381 at June 25, 2000 and June 27, 1999, respectively. The effective interest rate is approximately 10.68%.

The Company applied the net proceeds to repay the outstanding indebtedness and various term loans of the subsidiaries, finance capital expansion programs, and fund acquisitions in complementary businesses.

The terms of the Notes contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness; (ii) pay dividends and make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale and leaseback transactions; (ix) create dividend or other payment restrictions affecting subsidiaries; (x) merge or consolidate the Company or any of the guarantors; and (xi) transfer or sell assets. These covenants are subject to a number of exceptions as defined in the agreement. (See also Note 22).

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)




Note 11 - Employee benefit plans

Employees of UpRight's participate in a Taxsaver's Investment Plan (UpRight 401(k) Plan). The UpRight 401(k) Plan was originally adopted effective as of January 1, 1984, as an addition to the Company's Employee Stock Ownership Plan, originally adopted in January 1, 1975. The Company's Employee Stock Ownership Plan was terminated in 1987. UpRight makes fixed contributions to the UpRight 401(k) Plan for each year in an amount equal to 4% of the compensation of all eligible participants, plus up to an additional 2% matching of participants' contributions. The UpRight 401(k) Plan also contains features that allow employees to save money before paying Federal income tax on the amount saved. The UpRight 401(k) Plan covers all employees who have at least one year of service, and is administrated by a Plan Committee, whose members are appointed by UpRight's Board of Directors. The UpRight 401(k) Plan is intended to conform to the provisions of the Employee Retirement Income Security Act of 1974. Contributions to the UpRight 401(k) Plan are fully vested as of December 31 in the year in which such contributions were made. Contributions of approximately $909, $698 and $611 were made by UpRight during 2000, 1999 and 1998, respectively.

Employees of Horizon participate in the Horizon High Reach 401(k) Plan (Horizon 401(k) Plan). Participation in this defined contribution plan is available to all full-time employees who have completed at least one year of service and attained the age of 21. Horizon makes fixed contributions to the Horizon 401(k) Plan for each year in an amount up to 4% of the compensation of all eligible participants. In addition to the fixed annual contribution, Horizon is required to make a matching contribution equal to the participant's elective contribution up to 2% of the participant's compensation for the calendar year. Employee contributions to the Horizon 401(k) Plan are fully vested. Employer contributions are vested in 20% annual increments beginning after the second year of participation in the Horizon 401(k) Plan, with full vesting occurring after the sixth year of participation. Employees are fully vested upon their 65th birthday. Employees of Horizon who had been employed by UpRight or Horizon for one year as of December 31, 1993 are fully vested in the Horizon 401(k) Plan. During 2000, 1999 and 1998. Horizon expensed and accrued $648, $457, and $500, respectively, under the Horizon 401(k) Plan.

Note 12 - Capital stock

The Company is authorized to issue 70 shares of its $1 par value Class A common stock and 35 shares of its $1 par value Class B common stock. At June 25, 2000, June 27, 1999 and June 28, 1998, 55 shares of Class A common stock and 5 shares of Class B common stock were issued and outstanding. The Class A and Class B shares have equal voting rights and, subject to the rights of the Company's preferred shares, equal rights as to dividends and other distributions.

The Company is also authorized to issue 25 shares of its $1 par value preferred stock, all of which was issued and outstanding at June 25, 2000, June 27, 1999 and June 28, 1998. The preferred shares have no voting rights and have preference over both classes of common stock as to dividends and other distributions. The preferred shares are entitled to a $10 per share preferential distribution before any distribution to common shareholders in the event the Company is dissolved or liquidated.

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)


Note 13 - Provision for income taxes

The provision (benefit) for income taxes consists of the following


                        2000        1999        1998
                      --------     ------       -----
Current
  Federal             $(2,905)       $125      $2,632
  State                   -            25         481
                       ------      ------      ------
                      (2,905)         150       3,113
Deferred              (6,138)          61          93
                      -------      ------      ------
                     $(9,043)        $211      $3,206

At June 25, 2000, the Company had net operating losses carry forwards for Federal and state income tax purposes of approximately $15,500 and $12,000, respectively, expiring through 2015.

The following is a summary of deferred tax assets and liabilities:

                         2000                    1999                1998
                     ------------------  ------------------  ------------------
                     Current Noncurrent  Current Noncurrent  Current Noncurrent
Deferred tax
liabilities
resulting
from taxable
temporary
differences           $ (138) $(4,067)      $  (96) $(7,714)    $ (44) $(5,120)

Deferred tax assets
resulting from
deductible temporary
differences, loss
carry forwards, and
tax credit forwards    2,519    4,574        1,544    3,016     1,835    2,192
                     -----------------     ----------------   ----------------
                      $2,381  $   507       $1,448 $(4,698)    $1,791  $(2,928)


The provision for income taxes differs from the expense that would result form applying Federal statutory rates to income before taxes because of the inclusion of a provision for state income taxes. In addition, the provision includes deferred income taxes resulting from adjustments in the amount of temporary differences.

The Company concluded that a deferred tax asset valuation allowance as of June 25, 2000, June 27, 1999 and June 28, 1998, was not necessary.

Note 14 - Reorganization of UpRight, Inc.

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

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)




Note 15 - Leases

UpRight is a party to numerous short-term rental share agreements with purchase options with equipment rental companies. The agreements are being treated as operating leases. UpRight maintains ownership of the equipment during the term of the agreements, which range from four to twelve months in duration. Up until the agreement term expires, the retail equipment company has the option to purchase the rental equipment, reduced by any rental payments made under the agreement. Generally, from the date the equipment is shipped until the equipment rental term expires, UpRight is entitled to receive, either 1) a 40% to 70% share of the rental revenue attributed to the machines rented by the equipment rental companies, or 2) a required monthly rental of 1% to 1.5% of the stated purchase price of the related machines.
The majority of the agreements provide a 100% purchase option, however, certain agreements provides a 50% required purchase at term expiration. Cost and accumulated depreciation of the rental equipment at June 25, 2000 and June 27, 1999, was $1,517 and $98, and $2,191 and $76, respectively. At June 25,
2000, minimum future rentals for fiscal 2001 were $58.

Note 16 - Business segments

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information. "This statement requires public business enterprises to report financial and descriptive information about reportable segments. The statement also establishes standards for related disclosures about products and services, geographic areas and major customers. In fiscal year 1999 the Company adopted SFAS No. 131. The Company operates in two business segments, the manufacturing of aerial work platforms, boom lifts, portable lifts and aluminum scaffolding segment, and in the industrial equipment rental, sales and service company segment.

The manufacturing segment sells its product principally to independent distributors who rent and sell the product to customers, which include end users in the industrial, commercial, institutional and construction markets.

The industrial equipment rental segment rents, sells and services primarily aerial work platforms, potable lifts and boom products, and forklifts from 17 domestic locations. New equipment is also distributed for several manufacturers. Used equipment is sold from its rental fleet, as well as parts, supplies and accessories.

Total revenues by segment reflect sales to unaffiliated customers. In computing income from operations, none of the following have been added or deducted: nonoperating interest expense, nonoperating interest income, and income taxes. Capital expenditures excludes property, plant and equipment acquired through acquisition.

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)

Note 16 - Business segments (continued)

A summary of revenue, income from operations, identifiable assets, depreciation and amortization, and capital expenditures for the years June 25, 2000, June 27, 1999 and June 28, 1998, is as follows:

                                      Rental
                  Manufacturing   and Services     Corporate    Consolidated
                  -------------   -------------    ---------    ------------
Revenues'
     2000         $ 175,471       $ 89,928          $    -       $265,399
     1999           123,087         77,110                -        200,197
     1998           116,072         54,725                -        170,797

Income (loss) from operations
     2000         $  (2,386)      $  3,764           $(5,008)     $ (3,630)
     1999            10,690          7,569            (5,541)        12,718
     1998            15,513          6,100            (1,321)        20,292

Identifiable assets
     2000         $ 159,479       $ 81,955           $22,313      $263,747
     1999           115,852         87,703            20,455       224,020
     1998            81,485         58,608            56,566       196,659

Depreciation and amortization
     2000         $   7,120       $ 10,774           $   114      $ 18,008
     1999             3,749          9,513                -         13,262
     1998             2,678          5,375                -          8,053

Capital expenditures
     2000         $  10,181       $ 12,832           $ 3,657      $ 26,670
     1999            27,425         33,965             3,675        65,065
     1998            10,456         16,968                -         27,424

Number of operating locations
 at year end (unaudited)
     2000                 2             17                -             19
     1999                 2             16                -             18
     1998                 1             15                -             16

 '    Includes revenue from external customers for all groups of products and services in each segment reported. Products and services sold by each segment are similar in nature; also, it is impracticable to disclose revenues by product. During the fiscal years ended 2000, 1999 and 1998, one customer of the manufacturing segment accounted for sales of $36,958, $31,178 and $20,667, respectively.

Revenue from customer geographical segments were as follows:

                                          2000       1999              1998
                                 --------------  --------------   ------------
U.S., Canada and Latin America   $153,343  58%   $132,023   66%   $115,161  67%
Europe                            104,262  39      64,338   32      48,339  28
Pacific Rim                         7,794   3       3,836    2       7,297   5
                                --------------   --------------   ------------
                                 $265,399 100%   $200,197  100%   $170,797 100%

The majority of the Company's operating long lived assets are located in the United States.

              W.R. Carpenter North America, Inc. and Subisdiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)




Note 17 - Contingencies

The Company and its subsidiaries have various product liability claims and suits pending. The Company's policy is to defend each suit vigorously, regardless of the amount sought in damages. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that (except as described below) all claims, legal actions, complaints and proceedings which have been filed or are pending against the Company and its subsidiaries, as well as possible future claims are adequately covered by reserves or insurance, and are not expected to have material adverse effect on the Company's consolidated financial position.

Horizon has been sued for damages arising out of a traffic accident involving a Horizon employee. The matter is in the early stages of investigation, pleading and discovery. No demand has been received. However, the initial claim for damages in the complaint exceeds Horizon's $11,000 combined policy limits of primary and excess insurance for this type of loss. Based upon investigation to date and consultation with the Company's insurance carrier and legal counsel, management does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position of the Company.

Note 18 - Related party transactions

Included in the financial statements are the following related party balances and transactions, (see note 22).

                                                           2000       1999
                                                        ---------   --------
Balances due from related parties, including
$19,804 and $2,219 of trade receivables for
2000 and 1999, respectively (See Note 19)                $ 25,092    $ 4,627

Note receivable from officer                                  425        439
Interest and other payables due to related party              725        774
Revenues from related parties*                             44,497     39,103
Cost of revenues from related parties*                     35,153     30,020
Purchases from related parties                              2,397      2,793
Marketing expense incurred with related parties             4,151       (595)
Service agreement fees                                      1,054      2,007
Dividends paid to related party                                 -     $   00

* Revenue and cost of revenue from related parties does not include $36,958 and $31,178 in sales and $27,840 and $21,322 in cost of sales, for fiscal 2000 and 1999, respectively, to a company where a minority voting interest is owned by an affiliate of UpRight.

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)




Note 18 - Related party transactions (continued)

Revenue from related parties includes $10,291 of sales of an affiliate company on which the accounts receivable are subject to a factoring agreement with an unrelated financial institution. During fiscal 2000, $4,193 of accounts receivable were factored under the terms of the agreement.

During fiscal 2000, UpRight recorded sales totaling $6,883 to an affiliated company of equipment recently rented or leased to unaffiliated customers with either mandatory purchase requirements or purchase options at the end of rental terms ranging from four to twelve months. Outstanding receivables from the affiliate are included in accounts receivable.

On May 12, 1997, the Company entered into a corporate services agreement with Griffin pursuant to which Griffin will, for a term of one fiscal year commencing June 30, 1997, provide consulting services to the Company, UpRight and Horizon in various areas including operations, finance and accounting, asset management, strategic planning and policy, management organization, marketing, technology, communications, public relations and SEC compliance and reporting. During fiscal years 2000 and 1999, the Company paid an aggregate of $1,054 and $2,007, respectively, for services rendered by Griffin.

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

Note 19 - Supplemental disclosures of cash flow information

Noncash investing and financing activities:

During fiscal years June 25, 2000 and June 27, 1999, inventory was transferred to rental equipment, in the amounts of $4,099 and $2,191, respectively. Accounts receivable of $4,181 and nontrade receivables of $491 were converted into notes receivable due from related parties. In addition, the Company sold $6,316 of real property for a note receivable to an affiliated company.

Note 20 - Concentrations of credit risk

Financial instruments that subject the Company to concentration of credit risk are cash equivalents, factor receivables and trade receivables. Cash equivalents consist principally of short-term money market funds and restricted cash. Except for restricted cash, these instruments are short-term in nature and bear minimal risk. To date, the Company has not experienced significant losses on these instruments.

The Company performs on-going credit evaluations of its customer's financial conditions. Security is required on all accounts with credit limits in excess of $50. UCC financing statements are filed, when necessary, for U.S. customers and sixty days (from invoice date) letter of credit are required for export shipments.

              W. R.Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)




Note 21 - Recent accounting pronouncement

Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138, June 2000), was issued in June 1999. The Company is required to adopt SFAS 133 and 138 during the first quarter ending September 2001. The Company does not expect the adoption of SFAS 133 and 138 to have a material impact on their financial statements.

Note 22 - Subsequent events

On June 30, 2000, an UpRight obligation in the amount of $4,000 under a $5,000 line of credit, was in payment default in addition to covenant defaults as discussed in note 9 to the financial statements. In July 2000, the $4,000 default obligation was refinanced under a promissory note agreement with the same financial institution. Payment default rights were waived by the financial institution through October 16, 2000 at which time all unpaid principal and interest will be due and payable.


As of June 25, 2000, $30,000 of the Senior subordinated notes were acquired by affiliates of the Company. Subsequent to the year end an additional $30,850 of the notes were also acquired by affiliates of the Company.

                                  Schedule II
                       Valuation and Qualifying Accounts
                 June 25, 2000, June 27, 1999 and June 28, 1998
                (Amounts in thousands except per share amounts)



                         Balance at   Charged to  Charged to          Balance at
                         Beginning    Costs and    Other               End of
                         of period    Expenses    Accounts  Deductions  Period
Allowances are
deducted from the
assets to which
they apply

Year ended June 25, 2000
Reserve for Product       $5,543        $(2,400)     $ -      $  50     $3,093
liability
Allowance for
Uncollectible
Accounts                     618            268        -        173        713
Product
obsolescence                 551            999        -        153      1,397
                         -------       --------    ------    ------     ------
                          $6,712        $(1,133)   $   -     $   76     $5,203
                         -------       --------    ------    ------     ------


Year ended June 25, 1999
Reserve for Product
Liability                 $6,340         $  351    $   -     $1,148     $5,543
Allowance for
Uncollectible
Accounts                     410            183        -        (25)       618
Product
obsolescence                 550            436        -        435        551
                          ------        -------   ------     ------     ------
                          $7,300        $   970    $   -     $1,558     $6,712
                          ------        -------   ------     ------     ------

Year ended June 25, 1998
Reserve for Product
Liability                 $5,235         $2,807     $ -      $1,702     $6,340
Allowance for
uncollectible
accounts                     364            292       -         246        410
Product
obsolescence                 334            216       -          -         550
                          ------        -------    -----     ------     ------
                          $5,933         $3,315        -     $1,948     $7,300
                          ------        -------    -----     ------     ------

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


        None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

     The  following  table  sets  forth  certain   information   concerning  the
directors and executive officers of the Company, UpRight and Horizon:

Name                Age    Position
----                ---    ---------
Robert F. Stowe     56     Chairman of the Board of Directors of the Company
David K. Sargent    61     President and Director of the Company
Graham D. Croot     45     Chief Financial Officer of the Company
Noel Corcoran       54     Secretary of the Company
Peter B. Sawdy      68     Director of the Company
Ian Menzies         41     President of UpRight
Shaun Flanagan      60     Vice President and General Manager of Horizon

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

      Ian Menzies has served President of UpRight since March 23, 2000. Mr. Menzies was President of Long-Airdox, a mining equipment company from 1996 until March, 2000, as well as Managing Director of European operations from 1995 to 1996.

      Shaun Flanagan has served as Vice President and General Manager of Horizon since March 23, 2000 and prior to that from 1994 until December 31, 1998. Mr. Flanagan was the founder and President of Horizon from 1982 until 1989 when Horizon was acquired by UpRight. Mr. Flanagan served as Vice President and General Manager of the Horizon Division of UpRight from 1989 until 1994 when Horizon became a wholly owned subsidiary of the Company.

Item 11. Executive Compensation.

      The following table sets forth for the last three fiscal years certain compensation information about the Company's chief executive officer and the other persons who served as executive officers of the Company, UpRight or Horizon during fiscal year 2000 and earned in excess of $100,000 during such year.

                              Summary Compensation Table

                                          Annual Compensation    All Other
Name and Principal Position      Year       Salary     Bonus     Compensation
---------------------------      ----     -------------------   -------------
Compensation
David K. Sargent (1)             2000           -          -
President of the Company         1999           -          -
                                 1998      200,000         -
Graham D. Croot (2).             2000     $395,000    $90,000
Chief Financial Officer
of the Company                   1999     $330,000
                                 1998            -         -
Ian Menzies (3)                  2000     $ 72,504         -
Barris Evulich (4)               2000     $235,000    $20,000
Vice President and
General Manager of UpRight       1999      225,000     20,000
                                 1998      153,169     78,000
Rick Penkert (5)                 2000     $266,451   $129,000
Vice President and
General Manager of Horizon       1999      164,140      3,744
                                 1998      101,731     75,000
Shaun Flanagan (6                2000     $271,206    $20,000
 Vice President and
General Manager of Horizon       1999      238,500         -
                                 1998      225,000         -
James T. Dillon (7).             2000     $      -      $  -
                                 1999      315,252         -      $1,000,000
                                 1998      337,500    194,875

(1) Mr. Sargent served as Chief Executive Officer of the Company, UpRight and Horizon until December 31, 1997 and as President of the Company, UpRight and Horizon until June 28, 1998. He resumed the position of President of the Company in March 1999 due to the departure of Mr. Dillon. Mr. Sargent is acting as President of the Company pursuant to the corporate services agreement with Griffin Group International Management Limited, an affiliate of the Company. See "Item 13 Certain Relationships and Related Transactions."

(2) Until the start of fiscal year 1999, Mr. Croot's salary was paid by Devereaux Holdings, a company owned by the Stowe Family Trusts. However, prior to fiscal year 1999, Mr. Croot had been providing consulting services to the Company pursuant to a corporate services agreement with Griffin Group International Management Limited, an affiliate of the Company. See "Item
13 -Certain Relationships and Related Transactions."

(3)  Mr. Menzies served as President of UpRight beginning March 23, 2000.

(4) Mr. Evulich served as Vice President and General Manager of UpRight beginning January 1, 1998 until March 23, 2000.

(5) Mr. Penkert served as Vice President and General Manager of Horizon beginning January 1, 1999 until March 23, 2000.

(6) Mr. Flanagan served as Vice President and General Manager of Horizon until December 31, 1998. He resumed the position of Vice President and General Manager of Horizon on March 23, 2000. Mr. Flanagan is a director of Horizon.

(7) Mr. Dillon served as Chief Executive Officer of the Company, UpRight and Horizon beginning January 1, 1998 and as President of the Company, UpRight and Horizon beginning June 29, 1998. Mr. Dillon resigned from the Company effective March 4, 1999.

(8) Consists of severance payments, paid or accrued to Mr. Dillon during fiscal year 1999.

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

     Directors' and Officers' Insurance

      Group International Securities Limited, the parent of UpRight International Limited, has purchased liability insurance for the directors and officers of its subsidiaries, including the Company, UpRight and Horizon, effective October 1, 1999, for an aggregate 24 months' premium of $208,700. Directors and executive officers of the Company will pay no part of this premium. The aggregate insurance coverage under the policy is limited to $15.0 million per policy period, and a $75,000 deductible for each claim, other than claims arising from the Securities and Exchange Commission for which the deductible is $150,000, is payable under the policy by Group International Securities Limited in respect of any claim made against a director or officer for which Group International Securities Limited has indemnified such director or officer. The Company is currently in negotiations to obtain an extension of this insurance policy or a new policy of liability insurance on similar terms.

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



                                                                   Percentage
Name and Address of Stockholder  Class                     Shares    Of Class
-------------------------------  --------------------      ------  ----------
WRC Holdings, Inc. (1)           Class A Common Stock      55,000        100%
7433 N. First Street  Suite 103  Class B Common Stock       5,000        100%
Fresno, California 93720         Preferred Stock           25,000        100%

(1) All of the capital stock of WRC Holdings, Inc. is owned beneficially by UpRight International Limited. All of the capital stock of UpRight International Limited is owned beneficially by the Stowe Family Trusts. Mr. Stowe, who is not a beneficiary thereunder, appoints the trustees of the trusts.

Item 13. Certain Relationships and Related Transactions

         On May 12, 1997, the Company entered into a corporate services agreement with Griffin Group International Management Limited ("Griffin"), an affiliate of the Company (the "Company Corporate Services Agreement") pursuant to which Griffin, for a term of one fiscal year commencing June 30, 1997, provides consulting services to the Company, UpRight and Horizon in various areas including operations, finance and accounting, asset management, strategic planning and policy, management organization, marketing, technology, communications, public relations and SEC compliance and reporting. The term of the Company Corporate Services Agreement is automatically extended for additional one-year periods, unless either party gives notice of termination 180 days prior to the end of such fiscal year. During fiscal year 2000, the Company paid $2.0 million to Griffin for such services.

     UpRight International Manufacturing Ltd. ("UpRight Ireland"), an affiliate of the Company located in Ireland, Vectur GmbH ("Instant Deutschland"), an affiliate of the Company located in Germany, UpRight BV, an affiliate of the Company located in the Netherlands, and Instant Access Australia Pty. Ltd. ("Instant Australia"), an affiliate of the Company located in Australia, each purchase and distribute products for UpRight in their respective market areas. UpRight management believes that each of the foregoing arrangements is conducted on an arm's-length basis and on terms at least as favorable to UpRight as those generally available from unaffiliated third parties. During fiscal year 2000, the Company's revenue from UpRight Ireland, Instant Deutschland, UpRight BV and Instant Australia were $0.7 million, $18.6 million, $8.9 million and $0.9 million, respectively. During fiscal year 1999, the Company's revenue from UpRight Ireland, Instant Deutschland and Instant Australia were $1.2 million, $4.6 million and $2.0 million, respectively. During fiscal year 1998, the Company's revenue from UpRight Ireland, Instant Deutschland and Instant Australia were $4.3 million, $3.1 million and $3.0 million, respectively. In addition, UpRight and Horizon purchase and distribute in the United States certain products manufactured by UpRight Ireland. During fiscal years 2000, 1999 and 1998, the Company's purchases from UpRight Ireland totaled approximately $4.4 million, $2.8 million and $3.0 million, respectively. During fiscal years 2000, 1999 and 1998, UpRight paid UpRight Ireland $1.1 million, $1.5 million and $1.2 million, respectively, for participation in UpRight Ireland's cooperative marketing programs. Also, during fiscal 2000, UpRight recorded sales totaling $6,883 to an affiliated company of equipment recently rented or leased to unaffiliated customers with either mandatory purchase requirements or purchase options at the end of rental terms ranging from four to twelve months. Outstanding receivables from the affiliated are included in accounts receivable.

         During fiscal years 2000, 1999 and 1998, the Company had revenue from UpRight (U.K.) Limited (formerly Instant Zip-Up Limited) of approximately $37.0 million, $31.2 million and $26.7 million, respectively. An affiliate of the Company owns a minority voting interest in UpRight (U.K.) Limited.

         At the end of fiscal year 1997, the Company was indebted to UpRight International Limited for an aggregate principal amount of approximately $13.5 million. In fiscal year 1998, the Company repaid this indebtedness in full, and at the end of fiscal years 2000, 1999, and 1998, the Company was not indebted to UpRight International Limited.

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

                                    PART IV

Item 14.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on
Form 8-K.

(a)      Financial Statements, Financial Statement Schedules and Exhibits

1.       Financial Statements
         See Index included on page 21

2.       Financial Statement Schedules
         See Index included on page 21

     Financial Statement schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

3.       Exhibits

         The following Exhibits are filed herewith and made a part hereof:

         Exhibit
         Number  Description of Document

         3.1(i) (a)  Certificate of Incorporation of the Registrant, as
                     amended.
        3.1(ii) (a)  Bylaws of the Registrant, as amended.
            4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.
            4.4 (a)  Form of Exchange Global Note.
           10.3 (a) Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.
           10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
           10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American Equipment Leasing.
           10.6 (a) Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.
           10.8 (a) Lease, dated January 1997, by and between Morris Ragona and Joan Ragona, and Horizon High Reach, Inc.
           10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and Horizon High Reach, Inc.
       10.10(i) (a)  Lease Agreement, executed November 10, 1989, by and between Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.
      10.10(ii) (b)  Lease Extension and Modification Agreement dated September
                     3, 1998.
     10.10(iii) (c)  Lease Extension and Modification Agreement dated October
                     28, 1997.
          10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and
                     Horizon High Reach & Equipment Company.
          10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between
                     Robert I. Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.13 (a)  Lease Agreement, dated April 27, 1990, by and between D.L.
                     Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between
                     Ronald W. Werner and UpRight, Inc.
          10.15 (a)  Lease, dated March 7, 1995, by and between BMB Investment
                     Group and Horizon High Reach, Inc.
       10.18(i) (b)  Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc., and KeyCorp Leasing LTD.
      10.18(ii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated April 1, 1999, between UpRight, Inc., and KeyCorp Leasing.
     10.18(iii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.
            Exhibit
             Number  Description of Document

       10.19(i) (d)  Equipment Financing Agreement, dated February 26, 1999, between UpRight, Inc., and Associates Commercial Corp. 10.19(ii) (e) Security Agreement, dated May 13, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
     10.19(iii) (e)  Security Agreement, dated June 2, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
      10.19(iv) (f)  Security Agreement, dated June 24, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
          10.20 (e)  Lease Agreement, dated April 1, 1999, between FMCSR
                     Holding Corp., and Horizon High Reach, Inc.
          10.21 (e)  Lease, dated May 24, 1999, between Industrial Boxboard
                     Company and Horizon High Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                     Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August 26,
                     1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vi) (f) Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii) (f) Subordination Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement
                     between Union Bank of California, NA and UpRight, Inc 10.23(ii) (f) Security Agreement, dated August 30, 1999, between Union
                     Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                     Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon HIgh Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                     Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August 26,
                     1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vi) (f) Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii) (f) Subordination Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement
                     between Union Bank of California, NA and UpRight, Inc 10.23(ii) (f) Security Agreement, dated August 30, 1999, between Union
                     Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                     Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon HIgh Reach, Inc.
          10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company
          10.27 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
          10.28 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
              '21.1  Subsidiaries of the Company
               24.1  Power of Attorney (see page 53)
               27.1  Financial Data Schedule

(a) Incorporated herein by reference to the Company&s Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company&s Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company&s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company&s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company&s Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company&s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company&s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1999, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company&s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company&s Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.

(b)      Reports on Form 8-K.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on September 29, 2000 announcing the signing and simultaneous closing of a definitive agreement with a wholly owned subsidiary of United Rentals, Inc. ("NYSE:URI") providing for the sale of all of the assets and outstanding capital stock of Horizon High Reach, Inc., formerly a wholly owned subsidiary of the Company for $90 million (subject to certain adjustments to be based on a
post-closing audit).               The following Exhibits are filed
herewith and made a part hereof:

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  W.R. CARPENTER NORTH AMERICA, INC.

Date:    October 10, 2000

By:  /s/ David K. Sargent           By:  /s/Graham D. Croot
           David K. Sargent               Graham D. Croot
           President                      Chief Financial Officer

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

     Signature           Title                        Date

/s/ David K. Sargent     President and Director              October 10, 2000
David K. Sargent         (Principal Executive Officer)


/s/ Graham D. Croot      Chief Financial Officer             October 10, 2000
Graham D. Croot          (Principal Financial Officer
                         and Principal Accounting Officer)


/s/ Peter B. Sawdy       Director                            October 10, 2000
                         Peter B. Sawdy


/s/ Robert F. Stowe      Chairman of the Board of Directors  October 10, 2000
                         Robert F. Stowe


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     No such annual report or proxy material has been sent to security holders.


Exhibit
Number        Description of Document
-------       -----------------------


         3.1(i) (a)  Certificate of Incorporation of the Registrant, as
                     amended.
        3.1(ii) (a)  Bylaws of the Registrant, as amended.
            4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S.
                     Trust Company of California, N.A.
            4.4 (a)  Form of Exchange Global Note.
           10.3 (a)  Industrial Lease, dated February 7 1997, between
                     A.L.L., a general partnership, and UpRight, Inc.
           10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
           10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American
                     Equipment Leasing.
           10.6 (a) Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group
                     International Management Ltd.
           10.8 (a)  Lease, dated January 1997, by and between Morris
                     Ragona and Joan Ragona, and Horizon High Reach, Inc.
           10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and
                     Horizon High Reach, Inc.
       10.10(i) (a)  Lease Agreement, executed November 10, 1989, by and between Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated
                     February 28, 1994, Lease Modification Agreement dated
                     January 26, 1994, and Notice of Option to Renew dated
                     May 7, 1992.
      10.10(ii) (b)  Lease Extension and Modification Agreement dated
                     September 3, 1998.
     10.10(iii) (c)  Lease Extension and Modification Agreement dated
                     October 28, 1997.
          10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and Horizon High Reach & Equipment Company.
          10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between Robert I. Selsky and Up-Right Aerial
                     Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach,
                     Inc., and Consent to Assignment dated July 15, 1994.
          10.13 (a)  Lease Agreement, dated April 27, 1990, by and between
                     D.L. Phillips Investment Builders, Inc., and
                     Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of
                     Lease, dated June 18, 1990, by and between D.L.
                     Phillips Investment Builders, Inc., and JMA, Ltd.,
                     Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and
                     Consent to Assignment dated July 15, 1994.
          10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between Ronald W. Werner and UpRight, Inc.
          10.15 (a)  Lease, dated March 7, 1995, by and between BMB
                     Investment Group and Horizon High Reach, Inc.
       10.18(i) (b)  Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc., and KeyCorp Leasing LTD.
      10.18(ii) (e)  Promissory Note of UpRight, Inc., and Security
                     Agreement, dated April 1, 1999, between UpRight,
                     Inc., and KeyCorp Leasing.
     10.18(iii) (e)  Promissory Note of UpRight, Inc., and Security
                     Agreement, dated May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.
       10.19(i) (d)  Equipment Financing Agreement, dated February 26,
                     1999, between UpRight, Inc., and Associates
                     Commercial Corp.
      10.19(ii) (e)  Security Agreement, dated May 13, 1999, between
                     UpRight, Inc., and Associates Commercial Corporation.
     10.19(iii) (e)  Security Agreement, dated June 2, 1999, between
                     UpRight, Inc., and Associates Commercial Corporation.
      10.19(iv) (f)  Security Agreement, dated June 24, 1999, between
                     UpRight, Inc., and Associates Commercial Corporation.
          10.20 (e)  Lease Agreement, dated April 1, 1999, between FMCSR
                     Holding Corp., and Horizon High Reach, Inc.
          10.21 (e)  Lease, dated May 24, 1999, between Industrial
                     Boxboard Company and Horizon High Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach,
                     Inc., dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August
                     26, 1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach,
                     Inc.
      10.22(vi) (f)  Security Agreement - Equipment, dated August 26,
                     1999, between Wells Fargo Bank, NA and Horizon High
                     Reach, Inc.
     10.22(vii) (f)  Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc.
    10.22(viii) (f)  Subordination Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, nc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement
                     between Union Bank of California, NA and UpRight, Inc

      10.23(ii) (f)  Security Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between
                     Aircold Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon HIgh Reach, Inc.
          10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company
          10.27 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
          10.28 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
              '21.1  Subsidiaries of the Company
               24.1  Power of Attorney (see page 53)
               27.1  Financial Data Schedule

(a) Incorporated herein by reference to the Company&s Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company&s Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company&s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company&s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company&s Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company&s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company&s Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1999, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company&s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company&s Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.