Form 10-Q
period 2000-10-01
CARPENTER W R NORTH AMERICA INC
filed 2000-11-16
CIK 1041645

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 1, 2000.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     At November 15, 2000 there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.


                      PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

            W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                              Oct 1,2000          Sept 26, 1999         Jun 25,2000
                                                              (unaudited)          (unaudited)           (audited)
                                                            ---------------       ---------------      --------------
                                                            ---------------       ---------------      --------------
ASSETS
  Current Assets
   Cash and cash equivalents                                       $15,886                $9,862              $3,295
   Accounts receivable (net of allowance for doubtful               25,593                47,502              41,878
   accounts of $122, $516, and $713, respectively)
   Due from factor                                                   1,956              --------               4,193
   Affiliates receivable                                            21,331              --------              25,092
   Inventories                                                      29,999                38,699              49,068
   Prepaid expenses and other                                        5,837                 3,358               8,166
   Prepaid income taxes                                              2,949                 1,156               2,949
   Deferred income taxes                                             1,614                 1,479               2,381
                                                            ---------------       ---------------      --------------
                                                            ---------------       ---------------      --------------
     Total current assets                                          105,165               102,056             137,022
  Property, plant and equipment, net                                54,821               119,700             111,589
  Other assets                                                      55,773                 9,795              15,136
                                                            ---------------       ---------------      --------------
                                                            ---------------       ---------------      --------------
     Total assets                                                 $215,759              $231,551            $263,747
                                                            ===============       ===============      ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
  Current Liabilities
    Accounts payable                                               $22,197               $18,319             $35,081
    Other accrued expenses                                          25,585                12,409              17,380
    Current portion of long-term debt                               26,898                10,165              37,483
                                                            ---------------       ---------------      --------------
      Total current liabilities                                     74,680                40,893              89,944
  Senior Subordinated Notes Payable                                104,679               104,631             104,667
  Long-term debt, net of current portion                            26,668                49,780              52,184
  Other long-term liabilities                                          361                 4,460               1,892
  Deferred income taxes                                              -----                 4,660            --------
    Total liabilities                                              206,388               204,424             248,687
                                                            ---------------       ---------------      --------------
  Commitments and contingencies
  Stockholder's equity
    Common stock                                                        60                    60                  60
    Preferred stock                                                     25                    25                  25
    Additional paid-in capital                                       8,767                 8,767               8,767
    Cumulative currency translation adjustment (CTA)                 2,084                 2,084               2,084
    Retained earnings (on July 3, 1994 a (deficit) of
    $31,395 was eliminated due to a subsidiary's                   (1,565)               16,191               4,124
    quasi-reorganization)

                                                            ---------------       ---------------      --------------
                                                                     9,371                27,127              15,060
                                                            ---------------       ---------------      --------------
                                                            ---------------       ---------------      --------------
    Total liabilities and stockholder's equity                    $215,759              $231,551            $263,747
                                                            ===============       ===============      ==============


   See accompanying notes to condensed consolidated financial statements.

            W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per-share data)
                                (unaudited)


                                                              Three Months Ended

                                                          Oct 1, 2000      Sept 26, 1999
                                                          -----------      -------------

Revenues                                                    $43,458           $39,304
Cost of Revenues                                             42,766            33,465
                                                          ----------        ----------
Gross profit                                                    692             5,839
                                                          ----------        ----------
Operating expenses
   Selling, general and administrative                        6,135             4,950
   Product liability                                            360               360
   Research and development                                   1,362             1,190
                                                          ----------        ----------
            Total operating expenses                          7,857             6,500
                                                          ----------        ----------
Operating loss from continuing operations                    (7,165)             (661)

Other income/(expense)
   Interest expense, net                                     (4,357)           (2,798)
   Other income/(loss)                                         (591)              129
                                                          ----------        ----------
Loss from continuing operations before income taxes         (12,113)           (3,330)
Benefit for income taxes                                      4,845             1,413
                                                          ----------        ----------
Loss from continuing operations                              (7,268)           (1,917)
                                                          ----------        ----------
Discontinued operations
   Income from discontinued operations of Horizon
   High Reach, less income taxes of $178 and $567               268               651
   Gain on sale of Horizon, less income taxes of $874         1,311
                                                          ----------        ----------
Net loss                                                    $(5,689)          $(1,266)
                                                          ==========        ==========
Loss per common share from continuing operations           $(121.13)          $(31.95)
                                                          ==========        ==========
Net loss per common share                                   $(94.82)          $(21.10)
                                                          ==========        ==========
Weighted average number of common shares used
to compute net loss per common share                         60,000            60,000
                                                          ==========        ==========


See accompanying notes to condensed consolidated financial statements.

            W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (unaudited)



                                                                                         Three  Months Ended
                                                                                         -------------------
                                                                               Oct 1,2000         Sept 26, 1999
                                                                               -----------         -----------
Cash flows from operating activities
   Net loss                                                                      $(5,689)             $(1,266)
                                                                               -----------         -----------
   Adjustments to reconcile net loss to net cash used by operating activities
      Depreciation and amortization                                                 3,156               4,253
      Gain/(loss) on disposition of property, plant and equipment                     324                (530)
      Changes in operating assets and liabilities
         Accounts receivable                                                       22,283              (5,685)
         Inventories                                                               19,069                  49
         Prepaid expenses and other assets                                          2,329                (869)
         Deferred income taxes, net                                                   767                 (31)
         Accounts payable                                                         (12,884)             (8,514)
         Accrued expenses                                                           8,205               3,223
         Other, net                                                               (42,168)                350
                                                                               -----------         -----------

              Total adjustments                                                     1,081              (7,754)
                                                                               -----------         -----------
              Net cash used by operating activities                                (4,608)             (9,020)
                                                                               -----------         -----------
 Cash flows from investing activities
   Additions to property, plant and equipment                                      (5,614)            (10,752)
   Proceeds from disposition of assets                                             58,902               2,336
                                                                               -----------         -----------
         Net cash provided/(used) by investing activities                          53,288             (8,416)
                                                                               -----------         -----------
Cash flows from financing activities
   Proceeds from long-term debt                                                     3,735              38,571
   Repayment of long-term debt                                                    (39,824)            (24,601)
                                                                               -----------         -----------
         Net cash provided/(used) by financing activities                         (36,089)             13,970
                                                                               -----------         -----------
Net increase/(decrease) in cash and cash equivalents                               12,591              (3,466)
Cash and cash equivalents at beginning of period                                    3,295              13,328
                                                                               -----------         -----------
Cash and cash equivalents at end of period                                        $15,886              $9,862
                                                                               ===========         ===========
Supplemental disclosures of cash flow information:
   Cash used for interest payments                                                 $1,816              $1,055
                                                                               ===========         ===========
   Cash used for income tax payments                                                   $0                $397
                                                                               ===========         ===========


   See accompanying notes to condensed consolidated financial statements.

            W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
          Notes to the Condensed Consolidated Financial Statements
                                 (Unaudited)


1. Basis of Presentation

     The accompanying fiscal year 2001 and fiscal year 2000 unaudited interim condensed consolidated financial statements included herein have been prepared by W.R. Carpenter North America, Inc. (#the Company#), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, which contains financial information for the fiscal years ended June 25, 2000 June 27, 1999, and June 28, 1998.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On September 29, 2000, the Company sold all of the assets and outstanding capital stock of Horizon High Reach, Inc. (#Horizon#), to United Rentals, Inc., for total consideration of $90 million (subject to certain adjustments to be based on a post-closing audit). At closing, the Company received consideration consisting of $50 million in cash and two senior unsecured 5 year promissory notes in the aggregate principal amount of $40 million. The effective date of this sale for financial reporting purposes was July 31, 2000. Horizon's financial results are shown as discontinued operations on the Condensed Consolidated Statements of Operations.


2. Contingencies

     The Company and its subsidiaries have various product liability claims and suits pending, and where applicable, estimated losses have been provided for in the accompanying financial statements. The Company's policy is to defend each suit vigorously, regardless of the amount sought in damages. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that all claims (with the exception of the claim described below), legal actions, complaints and proceedings which have been filed or are pending against the Company and its subsidiaries, as well as possible future claims, are adequately covered by reserves or insurance, and are not expected to have a material adverse effect on the Company's consolidated financial position. Horizon has been sued for damages arising out of a traffic accident involving a Horizon employee. The status of this legal proceeding was reported in the Company's Form 10-K for the fiscal year ended June 25, 2000 and, as of October 1, 2000, there have been no material changes in the status of such legal proceedings.

            W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the #safe harbor# created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. Such risks and uncertainties include, but are not limited to, the following factors: substantial leverage of the Company; industrial cyclicality; dependence on the construction industry; consolidation of the customer base; dependence upon major customers; risks relating to growth; significance of new product development; the need for continual capital expenditures; competition; product liability; insurance; availability of product components; reliance on suppliers; foreign sales; government and environmental regulation; labor matters; holding company structure; restrictions under debt agreements; fraudulent conveyance; and control by the sole stockholder.


Results of Operations

     The following table sets forth for the periods indicated certain historical income statement data derived from the Company's condensed consolidated statements of operations expressed in dollars and as a percentage of net revenue.


                                                             Three Months Ended
                                                  October 1, 2000        September 26, 1999
                                                           (Dollars  in Thousands)
                                                                 (Unaudited)

     Revenue                                         $43,458   100.0%     $39,304   100.0%
     Cost of revenue                                  42,766    98.4       33,465    85.1
     Gross profit                                        692     1.6        5,839    14.9
     Operating expenses                                7,857    18.1        6,500    16.6
     Operating loss, continuing operations            (7,165)  (16.5)        (661)   (1.7)
     Interest expense, net                            (4,357)  (10.0)      (2,798)   (7.1)
     Other income/(expense)                             (591)   (1.3)         129     0.3
     Benefit for income taxes                          4,845    11.1        1,413     3.6
     Loss from continuing operations                  (7,268)  (16.7)      (1,917)   (4.9)
     Income from discontinued operations                 268     0.6          651     1.7
     Gain on sale from discontinued operations         1,311     3.0            0     0.0
     Net loss                                         (5,689)  (13.1)      (1,266)   (3.2)
     EBITDA, continuing operations                    (4,918)  (11.3)         823     2.1
     Depreciation and amortization, continuing         2,247     5.2        1,484     3.8
     operations


Segment Operations

     The Company, through its wholly-owned subsidiary, UpRight, Inc. (#UpRight#) manufactures and sells aerial work platforms. The Company recently sold its other wholly-owned subsidiary, Horizon, to United Rentals, Inc. Horizon's financial results are shown as discontinued operations.

                                            W.R. Carpenter North America, Inc. and Subsidiaries

                                                   Consolidating Statement of Operations
                                                            Three Months Ended
                                                              October 1, 2000
                                                          (Dollars in Thousands)
                                                                (Unaudited)
                                          ------------------------------------------------------------
                                          ------------------------------------------------------------

                                           Carpenter      UpRight      Consolidated
                                           ---------      -------      ------------

Revenues                                                  $43,458         $43,458

Cost of revenues                                           42,766          42,766
                                           ---------      -------        --------

   Total gross profit                                         692             692
                                           ---------      -------        --------
   % of revenue                                               1.6%            1.6%

Loss from Operations
Selling, general and administrative           $1,751        4,384           6,135
Product liability                                             360             360
Research and development                                    1,362           1,362
                                           ---------      -------        --------
Total operating expenses                       1,751        6,106           7,857
                                           =========      =======        ========

    Loss from operations                     $(1,751)     $(5,414)        $(7,165)
   % of revenue                                            (12.5%)         (16.5%)



                                         W.R. Carpenter North America, Inc. and Subsidiaries
                                                Consolidating Statement of Operations
                                                         Three Months Ended
                                                         September 26, 1999
                                                       (Dollars in Thousands)
                                                             (Unaudited)

                                            ----------------------------------------
                                            Carpenter     UpRight       Consolidated
                                            ---------     -------       ------------
Revenues                                                  $39,304         $39,304
Cost of revenues                                           33,465          33,465
                                            ---------     -------         -------
   Total gross profit                                       5,839           5,839
                                            ---------     -------         -------
   % of revenue                                             14.9%           14.9%

Income/(loss) from Operations
Selling, general and administrative           $1,424        3,526           4,950
Product liability                                             360             360
Research and development                                    1,190           1,190
                                             -------      -------         -------
Total operating expenses                       1,424        5,076           6,500
                                             =======      =======         =======

    Income/(loss) from operations            $(1,424)        $763           $(661)
   % of revenue                                              1.9%           (1.7%)


Three Months Ended October 1, 2000 Compared to Three Months Ended
September 26, 1999

     Revenue for the three months ended October 1, 2000 was $43.5 million, an increase of $4.2 million from revenue of $39.3 million for the three months ended September 26, 1999. The increase in revenue was mainly due to additional sales of equipment to dealers, primarily in the United States.

     Gross profit for the three months ended October 1, 2000 was $0.7 million, a decrease of $5.1 million from gross profit of $5.8 million for the three months ended September 26, 1999. Gross margin decreased to 1.6% in the three months ended October 1, 2000 compared to 14.9% in the three months ended September 26, 1999. The decline in gross profit during the three months ended October 1, 2000 compared to the three months ended September 26, 1999 is primarily a result of significant pricing pressures experienced by UpRight coupled with a change in the sales mix of equipment, resulting in lower gross margins.

     Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $7.9 million in the three months ended October 1, 2000 compared to $6.5 million for the same period last year. SG & A expenses increased by $1.2 million to $6.1 million in the three months ended October 1, 2000 compared to the three months ended September 26, 1999. The increase in SG & A expenses is primarily due to a reclassification of freight expenses from cost of revenue. As a percentage of revenue, SG & A expenses were 14.1% in the three months ended October 1, 2000 compared to 12.6% for the three months ended September 26, 1999. Product liability expense remained at $0.4 million in the three months ended October 1, 2000 as well as the three months ended September 26, 1999. Research and development expenses for the three months ended October 1, 2000 were $1.4 million, an increase of $0.2 million compared to the three months ended September 26, 1999.

     Interest expense, net of interest income, increased to $4.4 million for the three months ended October 1, 2000 from $2.8 million for the three months ended September 26, 1999 due primarily to: (1) increased borrowings at UpRight; and a
(2) a decrease in interest income related to lower cash balances at the Company.

     Income tax for the three months ended October 1, 2000 was a benefit of $4.8 million compared to a benefit of $1.4 million for the three months ended September 26, 1999. The Company's effective tax rate was minus 40.0% for the three months ended October 1, 2000 compared to 42.4% for the three months ended September 26, 1999.

     Income from discontinued operations, net of income taxes, for the three months ended October 1, 2000 was $0.3 million compared to $0.7 million for the three months ended September 26, 1999. The income from discontinued operations reflect the operations of Horizon, which was sold to United Rentals, Inc. on September 29, 2000. The effective date of this sale for financial reporting purposes was July 31, 2000. The gain on sale of Horizon, net of income taxes, was $1.3 million.

     Net loss for the three months ended October 1, 2000 was $5.7 million, representing a decrease of $4.4 million from the net loss of $1.3 million for the three months ended September 26, 1999, as a result of the factors described above.


Capital Resources and Liquidity

     The Company's cash flow requirements are for working capital, capital expenditures and debt service.

     The Company meets its liquidity needs through internally generated funds and committed finance facilities available to its subsidiary, UpRight, and cash balances.

     The Company's cash balance as of October 1, 2000 was $15.9 million. This cash is used in part to finance the capital expenditure program at UpRight and, in addition, used for general corporate purposes. UpRight has a revolving line of credit from a major financial institution of $20.0 million. As of October 1, 2000, UpRight had utilized $17.8 million of its revolving line of credit. Further, UpRight had available a $5.0 million facility with a financial institution for the purchase of real estate during fiscal 2000. This facility had an outstanding principal balance of $4.0 million at October 1, 2000, was interest only and payment was made in full in October 2000. All of Horizon's facilities were terminated at the time of sale to United Rentals, Inc..

     The Company's working capital was $30.5 million and $47.1 million at October 1, 2000 and June 25, 2000, respectively. The decrease in working capital during the fiscal year is mainly due to a decrease in accounts receivable of $22.3 million ($11.6 million related to Horizon), a decrease in inventory of $19.1 million ($12.5 million related to Horizon), partially offset by a decrease in accounts payable of $12.9 million ($4.3 million related to Horizon) and a decrease in current portion of long term debt of $10.6 million ($8.2 million related to Horizon).

     The Company's outstanding debt was $158.2 million and $194.3 million at October 1, 2000 and June 25, 2000, respectively. The decrease in outstanding debt was primarily due to the sale of Horizon and the payoff of its outstanding debt at the time of its sale to United Rentals. Cash and cash equivalents were $15.9 million and $3.3 million at October 1, 2000 and June 25, 2000, respectively.

     Net cash used by operating activities was $4.6 million in the three months ended October 1, 2000 and $9.0 million for the three months ended September 26, 1999. The decrease in net cash used by operating activities of $4.4 million is primarily related to: the decrease in accounts receivable of $28.0 million during the three months ended October 1, 2000 compared to the three months ended September 26, 1999, the decrease in inventory of $19.0 million, and the increase in accrued expenses of $5.0 million, partially offset by the increase in other assets/liabilities of $42.5 million, consisting primarily of $40.0 million of notes issued by United Rentals, Inc. to the Company for the sale of Horizon, the increase in the net loss in the three months ended October 1, 2000 compared to the three months ended September 26, 1999 which accounted for $4.4 million, and a decrease in accounts payable of $4.4 million. The decrease in accounts receivable is attributable to the sale of Horizon and improved collections at UpRight. The decrease in inventory is due to the sale of Horizon and a reduction in inventory at UpRight. The increase in accrued expenses is due primarily to accrued expenses related to the sale of Horizon, partially offset by a decrease in accrued marketing support costs, warranty expense and insurance expense. The decrease in accounts payable is due primarily to the sale of Horizon.


     Net cash provided by investing activities was $53.3 million in the three months ended October 1, 2000 and net cash used by investing activities was $8.4 million for the three months ended September 26, 1999. The change in net cash provided compared to net cash used by investing activities resulted primarily from the sale of Horizon (rental fleet), as well as a decrease in cash used for the purchase of property, plant and equipment, which totaled $5.6 million for the three months ended October 1, 2000 compared to $10.8 million for the three months ended September 26, 1999. Included in fiscal year 1999 were expenditures relating to the construction of UpRight's Madera facility and expenditures relating to the expansion of Horizon's rental fleet. Net cash used by investing activities in the three months ended September 26, 1999 was to acquire/build facilities for Horizon, buy new manufacturing equipment for UpRight's Selma and Madera, California facilities and upgrade Horizon's rental fleet.


     Net cash used by financing activities was $36.1 million in the three months ended October 1, 2000 compared to net cash provided of $14.0 million in the three months ended September 29, 1999. The change in net cash used compared to net cash provided by financing activities is primarily due to the payoff of Horizon's debt at the time of its sale during the three months ended October 1, 2000 compared to the borrowings by Horizon during the three months ended September 26, 1999.

     The Company believes that, in addition to its cash on hand, internally generated funds and amounts available to UpRight under its revolving credit facility are and will continue to be sufficient to satisfy its operating cash requirements and planned capital expenditures. The Company may, however, require additional capital through borrowings and equity to fund the working capital requirements associated with the operations and growth of the business.

Seasonality

     The Company's revenue and operating results historically have fluctuated from quarter to quarter, and the Company expects that they will continue to do so in the future. These fluctuations have been caused by a number of factors, including seasonal purchasing patterns of UpRight's customers. The operating results of any historical period are not necessarily indicative of results for any future period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign currency exchange rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks principally through its regular operating and financing activities.

     The Company manufactures its products in the United States and sells these products in that market as well as international markets, principally Europe. As a result of the sales of its products in foreign markets, the Company's earnings can be effected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies resulting from transactions in foreign markets. In addition, changes in exchange rates may also effect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The status of certain legal proceedings was reported in the Company's Form 10-K for the fiscal year ended June 25, 2000 and, subsequent thereto, there have been no material changes in the status of such legal proceedings. Such legal proceedings are also described in Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. Based upon investigation to date and consultation with the Company's insurance carrier and legal counsel, management does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial condition, results of operations or liquidity, to the extent applicabe, provisions have been made.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number            Description of Document

         3.1(i) (a) Certificate of Incorporation of the Registrant, as amended. 3.1(ii) (a) Bylaws of the Registrant, as amended.
            4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.
            4.4 (a)  Form of Exchange Global Note.
           10.3 (a) Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.
           10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
           10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American Equipment Leasing.
           10.6 (a) Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.
           10.8 (a) Lease, dated January 1997, by and between Morris Ragona and Joan Ragona, and Horizon High Reach, Inc.
           10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and
                     Horizon High Reach, Inc.
       10.10(i) (a)  Lease Agreement, executed November 10, 1989, by and between
                     Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice
                     of                      Option to Renew dated May 7, 1992.
      10.10(ii) (b)  Lease Extension and Modification Agreement dated September
                     3, 1998.
     10.10(iii) (c)  Lease Extension and Modification Agreement dated
                     October 28, 1997.
          10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and
                     Horizon High Reach & Equipment Company.
          10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between
                     Robert I. Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.13 (a)  Lease Agreement, dated April 27, 1990, by and between D.L.
                     Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High
   Reach, Inc.,
                     and Consent to Assignment dated July 15, 1994.
          10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between
                     Ronald W. Werner and UpRight, Inc.
          10.15 (a)  Lease, dated March 7, 1995, by and between BMB Investment
                     Group and Horizon High Reach, Inc.
       10.18(i) (b)  Equipment Financing Agreement, dated April 23, 1998, between  UpRight, Inc., and KeyCorp Leasing LTD.
      10.18(ii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated April 1, 1999, between UpRight, Inc., and KeyCorp Leasing.
     10.18(iii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.
       10.19(i) (d)  Equipment Financing Agreement, dated February 26, 1999, between UpRight, Inc., and Associates Commercial Corp. 10.19(ii) (e) Security Agreement, dated May 13, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
     10.19(iii) (e)  Security Agreement, dated June 2, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
      10.19(iv) (f)  Security Agreement, dated June 24, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
          10.20 (e)  Lease Agreement, dated April 1, 1999, between FMCSR Holding
                     Corp., and Horizon High Reach, Inc.
          10.21 (e)  Lease, dated May 24, 1999, between Industrial Boxboard
                     Company and Horizon High Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                     Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(vi) (f)  Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii) (f) Subordination Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement between
                     Union Bank of California, NA and UpRight, Inc
      10.23(ii) (f)  Security Agreement, dated August 30, 1999, between Union
                     Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                     Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon HIgh Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(vi) (f)  Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii) (f) Subordination Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement between
                     Union Bank of California, NA and UpRight, Inc
      10.23(ii) (f)  Security Agreement, dated August 30, 1999, between Union
                     Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
            Exhibit
             Number  Description of Document

     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                     Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon HIgh Reach, Inc.
          10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company
          10.27 (j)  Promissory Note, dated September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
          10.28 (j)  Promissory Note, dated September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
           10.29(k)  Promissory Note, dated
              '21.1  Subsidiaries of the Company
               24.1  Power of Attorney
               27.1  Financial Data Schedule

(a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1999, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.
(k) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000, filed with the Securities and Exchange Commission on November 15, 2000.

(a)      Reports on Form 8-K.

     The Company filed a report on Form 8-K on August 17, 2000 with respect to the Company's signing of a non-binding letter of intent with United Rentals, Inc. (#NYSE:URI#) for the sale of Horizon High Reach, Inc. In connection with the potential consummation of such sale of Horizon High Reach, Inc., the Company filed a report on Form 8-K on September 12, 2000 with respect to the delivery to the Company's bondholders of a waiver of covenant non-compliance and consent to the potential sale under the Company's indenture governing its 10 5/8% Senior Subordinated Notes due 2007.

     The Company then filed a report on Form 8-K with the Securities and Exchange Commission on September 29, 2000 announcing the signing and simultaneous closing of a definitive agreement with a wholly owned subsidiary of United Rentals, Inc. providing for the sale of all of the outstanding capital stock of Horizon High Reach, Inc., formerly a wholly owned subsidiary of the Company, for $90 million (subject to certain adjustments to be based on a post-closing audit).

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    W.R. CARPENTER NORTH AMERICA, INC.

Date:    November 15, 2000          By:   /s/ Graham D. Croot
                                    Chief Financial Officer
                                    (Principal Financial Officer and Duly
                                    Authorized Signatory)

Index to Exhibits

Exhibit
Number         Description of Document

         3.1(i) (a)  Certificate of Incorporation of the Registrant, as
                     amended.
        3.1(ii) (a)  Bylaws of the Registrant, as amended.
            4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.
            4.4 (a)  Form of Exchange Global Note.
           10.3 (a) Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.
           10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
           10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American Equipment Leasing.
           10.6 (a) Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.
           10.8 (a) Lease, dated January 1997, by and between Morris Ragona and Joan Ragona, and Horizon High Reach, Inc.
           10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and Horizon High Reach, Inc.
       10.10(i) (a)  Lease Agreement, executed November 10, 1989, by and between
                     Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.
      10.10(ii) (b)  Lease Extension and Modification Agreement dated September
                     3, 1998.
     10.10(iii) (c)  Lease Extension and Modification Agreement dated October
                     28, 1997.
          10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and
                     Horizon High Reach & Equipment Company.
          10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between
                     Robert I. Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.13 (a)  Lease Agreement, dated April 27, 1990, by and between D.L.
                     Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between
                     Ronald W. Werner and UpRight, Inc.
          10.15 (a)  Lease, dated March 7, 1995, by and between BMB Investment
                     Group and Horizon High Reach, Inc.
       10.18(i) (b)  Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc., and KeyCorp Leasing LTD.
      10.18(ii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated April 1, 1999, between UpRight, Inc., and KeyCorp Leasing.
     10.18(iii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.
       10.19(i) (d)  Equipment Financing Agreement, dated February 26, 1999, between UpRight, Inc., and Associates Commercial Corp. 10.19(ii) (e) Security Agreement, dated May 13, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
     10.19(iii) (e)  Security Agreement, dated June 2, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
      10.19(iv) (f)  Security Agreement, dated June 24, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
          10.20 (e)  Lease Agreement, dated April 1, 1999, between FMCSR Holding
                     Corp., and Horizon High Reach, Inc.
          10.21 (e)  Lease, dated May 24, 1999, between Industrial Boxboard
                     Company and Horizon High Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                     Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August 26,
                     1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(vi) (f)  Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii) (f) Subordination Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement between
                     Union Bank of California, NA and UpRight, Inc
      10.23(ii) (f)  Security Agreement, dated August 30, 1999, between Union
                     Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                     Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon HIgh Reach, Inc.
          10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company
          10.27 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
          10.28 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
           10.29(k)
              '21.1  Subsidiaries of the Company
               24.1  Power of Attorney
               27.1  Financial Data Schedule

(a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1999, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.
(k) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000, filed with the Securities and Exchange Commission on November 15, 2000.