Form 10-Q
period 2000-12-31
CARPENTER W R NORTH AMERICA INC
filed 2001-02-14
CIK 1041645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000.

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

At February 14, 2001 there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.


                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    Dec 31, 2000      Dec 26, 1999      Jun 25, 2000
                                                                    ------------      ------------ -----------------
    ASSETS
      Current Assets
       Cash and cash equivalents                                            $208           $5,826            $3,295
       Accounts receivable (net of allowance for doubtful
       accounts of $123, $512, and $713, respectively)                    23,045           44,543            41,878
       Due from factor                                                       ---              ---             4,193
       Affiliates receivable                                              16,711              ---            25,092
       Inventories                                                        36,700           56,087            49,068
       Prepaid expenses and other                                          7,837            7,513             8,166
       Prepaid income taxes                                                2,949            1,156             2,949
       Deferred income taxes                                               1,614            1,479             2,381
                                                                        --------         --------          --------

         Total current assets                                             89,064          116,604           137,022
      Property, plant and equipment, net                                  54,133          121,393           111,589
      Other assets                                                        25,188            9,458            15,136
                                                                        --------         --------          --------
         Total assets                                                   $168,385         $247,455          $263,747
                                                                        ========         ========          ========

    LIABILITIES AND STOCKHOLDER'S EQUITY
      Current Liabilities
        Accounts payable                                                 $22,889          $27,271           $35,081
        Other accrued expenses                                            10,127            7,671            17,380
        Current portion of long-term debt                                 23,692           14,352            37,483
                                                                        --------         --------          --------
          Total current liabilities                                       56,708           49,294            89,944
      Senior Subordinated Notes Payable                                   90,613          104,643           104,667
      Long-term debt, net of current portion                              25,519           63,346            52,184
      Other long-term liabilities                                            215            4,303             1,892
      Deferred income taxes                                                  ---            2,786               ---
                                                                        --------         --------          --------
        Total liabilities                                                173,055          224,372           248,687
                                                                        --------         --------          --------
      Commitments and contingencies
      Stockholder's equity
        Common stock                                                          60               60                60
        Preferred stock                                                       25               25                25
        Additional paid-in capital                                         8,767            8,767             8,767
        Cumulative currency translation adjustment (CTA)                   2,084            2,084             2,084
        Retained earnings (deficit)(on July 3, 1994 a deficit of
        $31,395 was eliminated due to a subsidiary's
        quasi-reorganization)                                            (15,606)          12,147             4,124
                                                                        --------         --------          --------
                                                                         (4,670)           23,083            15,060
                                                                        --------         --------          --------
        Total liabilities and stockholder's equity                      $168,385         $247,455          $263,747
                                                                        ========         ========          ========


     See accompanying notes to condensed consolidated financial statements.

              W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per-share data)
                                  (unaudited)

                                                                  Three Months Ended                Six Months Ended
                                                                    Dec 31,2000     Dec 26, 1999      Dec 31, 2000    Dec 26, 1999
                                                                    -----------     ------------      ------------    ------------

Revenues                                                              $25,344          $35,207         $68,802          $74,511

Cost of Revenues                                                       32,434           30,080          75,200           63,545
                                                                     --------         --------        --------         --------
Gross profit/(loss)                                                    (7,090)           5,127          (6,398)          10,966
                                                                     --------         --------        --------         --------

Operating expenses
   Selling, general and administrative                                  5,511            5,351          11,646           10,301
   Product liability                                                      365              360             725              720
   Research and development                                             1,519            1,721           2,881            2,911
                                                                     --------         --------        --------         --------
            Total operating expenses                                    7,395            7,432          15,252           13,932
                                                                     --------         --------        --------         --------

Operating loss from continuing operations                             (14,485)          (2,305)        (21,650)          (2,966)

Other income/(expense)
   Interest expense, net                                               (4,127)          (3,208)         (8,484)          (6,006)
   Other income/(loss)                                                    552             (405)            (39)            (276)
                                                                     --------         --------        --------         --------
Loss from continuing operations before income taxes                   (18,060)          (5,918)        (30,173)          (9,248)
Benefit for income taxes                                                7,224            2,451          12,069            3,864
                                                                     --------         --------        --------         --------
Loss from continuing operations                                       (10,836)          (3,467)        (18,104)          (5,384)
                                                                     --------         --------        --------         --------

Discontinued operations
  Income/(loss) from discontinued operations of Horizon High Reach,
  less income taxes (benefit)of $0, $(303), $178, and $264                 0             (577)            268               74
  Loss on sale of Horizon, less income tax benefits of                (3,205)               0          (1,894)               0
  $2,137 and $1,263                                                  --------         --------        --------         --------
Net loss                                                             $(14,041)         $(4,044)       $(19,730)         $(5,310)
                                                                     ========         ========        ========         ========
Loss per common share from continuing operations                     $(180.60)         $(57.78)       $(301.73)         $(89.73)
                                                                     ========         ========        ========         ========
Net loss per common share                                            $(234.02)         $(67.40)       $(328.83)         $(88.50)
                                                                     ========         ========        ========         ========
Weighted average number of common shares used
to compute net loss per common share                                   60,000           60,000          60,000           60,000
                                                                     ========         ========        ========         ========


     See accompanying notes to condensed consolidated financial statements.


              W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                                                               Six Months Ended
                                                                                    ---------------------------------
                                                                                        Dec 31,2000     Dec 26, 1999
                                                                                        -----------     ------------
  Cash flows from operating activities
     Net loss                                                                              $(19,730)       $(5,310)
                                                                                           --------        --------
     Adjustments to reconcile net loss to net cash provided/(used) by operating activities
        Depreciation and amortization                                                         5,319          8,540
        Gain/(loss) on disposition of property, plant and equipment                             842            (99)
        Deferred income taxes, net                                                              767            (31)
        Changes in operating assets and liabilities
           Accounts receivable                                                               31,407         (2,726)
           Inventories                                                                       12,368        (17,339)
           Prepaid expenses and other assets                                                    329         (5,024)
           Accounts payable                                                                 (12,192)           438
           Accrued expenses                                                                  (7,253)        (1,516)
           Other, net                                                                       (11,729)        (1,344)
                                                                                           --------        -------
             Total adjustments                                                               19,858        (19,101)
                                                                                           --------        -------
             Net cash provided/(used) by operating activities                                   128        (24,411)
                                                                                           --------        -------
   Cash flows from investing activities
     Additions to property, plant and equipment                                              (7,607)       (20,585)
     Proceeds from disposition of assets                                                     58,902          5,758
                                                                                           --------        -------
           Net cash provided/(used) by investing activities                                  51,295        (14,827)
                                                                                           --------        -------
   Cash flows from financing activities
     Proceeds from long-term debt                                                             8,670         35,248
     Repayment of long-term debt                                                            (63,180)        (3,512)
                                                                                           --------        -------
           Net cash provided/(used) by financing activities                                 (54,510)        31,736
                                                                                           --------        -------
  Net decrease in cash and cash equivalents                                                  (3,087)        (7,502)
  Cash and cash equivalents at beginning of period                                            3,295         13,328
                                                                                           --------        -------
  Cash and cash equivalents at end of period                                                   $208         $5,826
                                                                                           ========        =======
  Supplemental disclosures of cash flow information:
     Cash used for interest payments                                                         $9,099         $9,478
                                                                                           ========        =======
     Cash used for income tax payments                                                           $0           $622
                                                                                           ========        =======


     See accompanying notes to condensed consolidated financial statements.

              W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

The accompanying fiscal year 2001 and fiscal year 2000 unaudited interim condensed consolidated financial statements included herein have been prepared by W.R. Carpenter North America, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, which contains financial information for the fiscal years ended June 25, 2000, June 27, 1999, and June 28, 1998.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On September 29, 2000, the Company sold all of the assets and outstanding capital stock of Horizon High Reach, Inc. ("Horizon"), to United Rentals, Inc. ("United"), for total consideration of $90 million (subject to certain adjustments to be based on a post-closing audit). At closing, the Company received consideration consisting of $50 million in cash and two senior unsecured 5 year promissory notes in the aggregate principal amount of $40 million. The effective date of this sale for financial reporting purposes was July 31, 2000. Horizon's financial results are shown as discontinued operations on the Condensed Consolidated Statements of Operations.


2.   Contingencies

The Company and its subsidiaries have various product liability claims and suits pending, and where applicable, estimated losses have been provided for in the accompanying condensed consolidated financial statements. The Company's policy is to defend each suit vigorously, regardless of the amount sought in damages. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that all claims, legal actions, complaints and proceedings which have been filed or are pending against the Company and its subsidiaries, as well as possible future claims, are adequately covered by reserves or insurance, and are not expected to have a material adverse effect on the Company's consolidated financial position.

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

                                                                             Three Months Ended
                                                             ------------------------------------------------------
                                                              December 31, 2000                  December 26, 1999
                                                             ------------------------------------------------------
                                                                          (Dollars in Thousands)
                                                                                (Unaudited)


     Revenues                                                 $25,344         100.0%           $35,207        100.0%
     Cost of revenues                                          32,434         128.0             30,080         85.4
     Gross profit/(loss)                                       (7,090)        (28.0)             5,127         14.6
     Operating expenses                                         7,395          29.2              7,432         21.1
     Operating loss, continuing operations                    (14,485)        (57.2)            (2,305)        (6.5)
     Interest expense, net                                     (4,127)        (16.3)            (3,208)        (9.1)
     Other income/(expense)                                       552           2.2               (405)        (1.2)
     Benefit for income taxes                                   7,224          28.5              2,451          7.0
     Loss from continuing operations                          (10,836)        (42.8)            (3,467)        (9.8)
     Loss from discontinued operations                              0           0.0               (577)        (1.7)
     Loss on sale from discontinued operations                 (3,205)        (12.6)                 0          0.0
     Net loss                                                 (14,041)       (55.4)             (4,044)       (11.5)
     EBITDA, continuing operations                            (12,322)       (48.6)               (694)        (2.0)
     Depreciation and amortization, continuing operations       2,163          8.6               1,611          4.5



Segment Operations

The Company, through its wholly-owned subsidiary, UpRight, Inc. ("UpRight") manufactures and sells aerial work platforms. The Company sold its other wholly-owned subsidiary, Horizon, to United, on September 29, 2000. Horizon's financial results are shown as discontinued operations.

                                            W.R. Carpenter North America, Inc. and Subsidiaries


                                                   Consolidating Statement of Operations
                                                            Three Months Ended
                                                             December 31, 2000
                                                          (Dollars in Thousands)
                                                                (Unaudited)
                                              Carpenter               UpRight          Consolidated
                                              ---------              --------          ------------
    Revenues                                        $23               $25,321               $25,344
    Cost of revenues                                 23                32,411                32,434
                                              ---------              --------              --------
       Total gross loss                               0                (7,090)               (7,090)
                                              ---------              --------              --------
       % of revenue                                0.0%                 (28.0%)               (28.0%)

    Loss from continuing operations
    Selling, general and administrative           1,167                 4,344                 5,511
    Product liability                                                     365                   365
    Research and development                                            1,519                 1,519
                                              ---------              --------              --------
    Total operating expenses                      1,167                 6,228                 7,395
                                              ---------              --------              --------

      Operating loss from cont. operations      $(1,167)             $(13,318)             $(14,485)
                                              =========              =========             ========
       % of revenue                                                    (52.6%)               (57.2%)







                                            W.R. Carpenter North America, Inc. and Subsidiaries
                                                   Consolidating Statement of Operations
                                                            Three Months Ended
                                                             December 26, 1999
                                                          (Dollars in Thousands)
                                                                (Unaudited)




                                              Carpenter               UpRight          Consolidated
                                              ---------               -------          -------------

    Revenues                                                          $35,207               $35,207
    Cost of revenues                                                   30,080                30,080
                                              ---------               -------              --------

       Total gross profit                                               5,127                 5,127
                                              ---------               -------              --------
       % of revenue                                                     14.6%                 14.6%

       Loss from continuing operations
    Selling, general and administrative            $939                 4,412                 5,351
    Product liability                                                     360                   360
    Research and development                                            1,721                 1,721
                                              ---------               -------              --------
    Total operating expenses                        939                 6,493                 7,432
                                              ---------               -------              --------
      Operating loss from cont. operations        $(939)              $(1,366)              $(2,305)
                                              =========               =======              ========
       % of revenue                                                    (3.9%)                 (6.5%)


                                            W.R. Carpenter North America, Inc. and Subsidiaries

                                                   Consolidating Statement of Operations
                                                             Six Months Ended
                                                             December 31, 2000
                                                          (Dollars in Thousands)
                                                                (Unaudited)

                                            --------------------------------------------------------
                                               Carpenter             UpRight            Consolidated
                                            --------------------------------------------------------

    Revenues                                       $23               $68,779               $68,802
    Cost of revenues                                23                75,177                75,200
                                               -------               -------              --------
       Total gross loss                              0                (6,398)               (6,398)
                                               -------               -------              --------
       % of revenue                                0.0%                (9.3%)                (9.3%)

    Loss from continuing operations
    Selling, general and administrative          2,918                 8,728                11,646
    Product liability                                                    725                   725
    Research and development                                           2,881                 2,881
                                               -------               -------              --------
    Total operating expenses                     2,918                12,334                15,252
                                               -------               -------              --------
      Operating loss from operations           $(2,918)             $(18,732)             $(21,650)
                                               =======              ========              ========
       % of revenue                                                   (27.2%)               (31.5%)





                                            W.R. Carpenter North America, Inc. and Subsidiaries
                                                   Consolidating Statement of Operations
                                                             Six Months Ended
                                                             December 26, 1999
                                                          (Dollars in Thousands)
                                                                (Unaudited)

                                        ------------------------------------------------------------
                                              Carpenter               UpRight          Consolidated
                                        -------------------------------------- ---- ----------------

    Revenues                                                          $74,511               $74,511
    Cost of revenues                                                   63,545                63,545
                                              --------               --------              --------
       Total gross profit                                              10,966                10,966
                                              --------               --------              --------
       % of revenue                                                      14.7%                 14.7%

    Loss from continuing operations
    Selling, general and administrative         $2,363                  7,938                10,301
    Product liability                                                     720                   720
    Research and development                                            2,911                 2,911
                                              --------               --------              --------
    Total operating expenses                     2,363                 11,569                13,932
                                              --------               --------              --------
      Operating loss from cont.operations      $(2,363)                 $(603)              $(2,966)
                                              ========               ========              ========
       % of revenue                                                    (0.8%)                (4.0%)

Three Months Ended December 31, 2000 Compared to Three Months Ended December 26, 1999

Revenue for the three months ended December 31, 2000 was $25.3 million, a decrease of $9.9 million from revenue of $35.2 million for the three months ended December 26, 1999. The decrease in revenue was mainly due to reduced levels of sales of equipment to dealers, primarily in Europe.

Gross loss for the three months ended December 31, 2000 was $7.1 million, a decrease of $12.2 million from the gross profit of $5.1 million for the three months ended December 26, 1999. Gross margin decreased to a negative 28.0% in the three months ended December 31, 2000 compared to a positive 14.6% in the three months ended December 26, 1999. The decline in gross profit during the three months ended December 31, 2000 compared to the three months ended December 26, 1999 is primarily a result of: (1) significant pricing pressures experienced by UpRight coupled with a change in the sales mix of equipment, resulting in lower gross margins, (2) a $2.3 million one-time charge related to the write down of inventory at an affiliated European distribution company and (3) a $1.2 million one-time charge related to inventory and manufacturing inefficiencies at UpRight's plants.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $7.4 million in the three months ended December 31, 2000 and for the same period last year. SG & A expenses increased by $0.1 million to $5.5 million in the three months ended December 31, 2000 compared to the three months ended December 26, 1999. Included in the SG & A expenses for the three months ended December 31, 2000 was a $1.6 million one-time charge related to marketing support costs for European dealers. As a percentage of revenue, SG & A expenses were 21.7% in the three months ended December 31, 2000 compared to 15.2% for the three months ended December 26, 1999. Product liability expense remained at $0.4 million in the three months ended December 31, 2000 as well as the three months ended December 26, 1999. Research and development expenses for the three months ended December 31, 2000 were $1.5 million, a decrease of $0.2 million compared to the three months ended December 26, 1999.

Interest expense, net of interest income, increased to $4.1 million for the three months ended December 31, 2000 from $3.2 million for the three months ended December 26, 1999 due primarily to: (1) increased borrowings at UpRight; and a (2) a decrease in interest income related to lower cash balances at the Company.

Income tax for the three months ended December 31, 2000 was a benefit of $7.2 million compared to a benefit of $2.5 million for the three months ended December 26, 1999. The Company's effective tax rate was minus 40.0% for the three months ended December 31, 2000 compared to a minus 41.4% for the three months ended December 26, 1999.

Loss from discontinued operations, net of income taxes, for the three months ended December 31, 2000 was $0.0 million compared to $0.6 million for the three months ended December 26, 1999. The loss from discontinued operations reflect the operations of Horizon, which was sold to United on September 29, 2000. The effective date of this sale for financial reporting purposes was July 31, 2000. The loss on sale of Horizon, net of income taxes, was $3.2 million, reflecting final adjustments to the purchase price of Horizon by United and charges related to the discount on the sale of a United Promissory Note. Net loss for the three months ended December 31, 2000 was $14.0 million, representing an increase of $10.0 million from the net loss of $4.0 million for the three months ended December 26, 1999, as a result of the factors described above.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 26,
1999

Revenue for the six months ended December 31, 2000 was $68.8 million, a decrease of $5.7 million from revenue of $74.5 million for the six months ended December 26, 1999. The decrease in revenue was mainly due to reduced levels of sales of equipment to dealers, primarily in Europe.

Gross loss for the six months ended December 31, 2000 was $6.4 million, a decrease of $17.4 million from gross profit of $11.0 million for the six months ended December 26, 1999. Gross margin decreased to a negative 9.3% in the six months ended December 31, 2000 compared to a positive 14.7% in the six months ended December 26, 1999. The decline in gross profit during the six months ended December 31, 2000 compared to the six months ended December 26, 1999 is primarily a result of: (1) significant pricing pressures experienced by UpRight coupled with a change in the sales mix of equipment, resulting in lower gross margins, (2) a $2.3 million one-time charge related to the write down of inventory at an affiliated European distribution company and (3) a $1.2 million one-time charge related to inventory and manufacturing inefficiencies at UpRight's plants.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $15.3 million in the six months ended December 31, 2000 compared to $13.9 million for the same period last year. SG & A expenses increased by $1.3 million to $11.6 million in the six months ended December 31, 2000 compared to the six months ended December 26, 1999. The increase in SG & A expenses is primarily due to a $1.6 million one-time charge related to marketing support costs for European dealers. As a percentage of revenue, SG & A expenses were 16.9% in the six months ended December 31, 2000 compared to 13.8% for the six months ended December 26, 1999. Product liability expense remained at $0.7 million in the six months ended December 31, 2000 as well as the six months ended December 26, 1999. Research and development expenses for the six months ended December 31, 2000 were $2.9 million, similar to the six months ended December 26, 1999.


Interest expense, net of interest income, increased to $8.5 million for the six months ended December 31, 2000 from $6.0 million for the six months ended December 26, 1999 due primarily to: (1) increased borrowings at UpRight; and a
(2) a decrease in interest income related to lower cash balances at the Company.

Income tax for the six months ended December 31, 2000 was a benefit of $12.1 million compared to a benefit of $3.9 million for the six months ended December 26, 1999. The Company's effective tax rate was minus 40.0% for the six months ended December 31, 2000 compared to a minus 41.8% for the six months ended December 26, 1999.

Income from discontinued operations, net of income taxes, for the six months ended December 31, 2000 was $0.3 million compared to $0.1 million for the six months ended December 26, 1999. The income from discontinued operations reflect the operations of Horizon, which was sold to United on September 29, 2000. The effective date of this sale for financial reporting purposes was July 31, 2000. The loss on sale of Horizon, net of income taxes, was $1.9 million, reflecting final adjustments to the purchase price of Horizon by United and charges related to the discount on the sale of a United Promissory Note.

Net loss for the six months ended December 31, 2000 was $19.7 million, representing an increase of $14.4 million from the net loss of $5.3 million for the six months ended December 26, 1999, as a result of the factors described above.

Capital Resources and Liquidity

The  Company's  cash  flow   requirements  are  for  working  capital,   capital
expenditures and debt service.

The Company meets its liquidity needs through internally generated funds and finance facilities available to its subsidiary, UpRight, and cash balances.


The Company's cash balance as of December 31, 2000 was $0.2 million. This cash is used for general corporate purposes. UpRight has a revolving line of credit from a major financial institution of $20.0 million. As of December 31, 2000, UpRight had utilized $18.8 million of its revolving line of credit. All of Horizon's facilities were terminated at the time of sale to United.

The Company's working capital was $32.4 million and $47.1 million at December 31, 2000 and June 25, 2000, respectively. The decrease in working capital during the fiscal year is mainly due to a decrease in accounts receivable of $31.4 million ($8.0 million related to Horizon), a decrease in inventory of $12.4 million ($15.2 million related to Horizon), partially offset by a decrease in accounts payable of $12.2 million ($4.8 million related to Horizon), and a decrease in current portion of long term debt of $13.8 million ($10.3 million related to Horizon).

The Company's outstanding debt was $139.8 million and $194.3 million at December 31, 2000 and June 25, 2000, respectively. The decrease in outstanding debt was primarily due to the sale of Horizon and the payoff of its outstanding debt at the time of its sale to United, as well as the repurchase of $14.1 million of the Senior Subordinated Notes Payable. Cash and cash equivalents were $0.2 million and $3.3 million at December 31, 2000 and June 25, 2000, respectively.

Net cash provided by operating activities was $0.1 million in the six months ended December 31, 2000 compared to net cash used by operating activities of $24.4 million for the six months ended December 26, 1999. The improvement in net cash provided by operating activities compared to net cash used by operating activities of $24.5 million is primarily related to: the decrease in accounts receivable of $34.1 million during the six months ended December 31, 2000 compared to the six months ended December 26, 1999, the decrease in inventory of $29.7 million, partially offset by the increase in other assets/liabilities of $10.4 million, consisting primarily of $9.5 million of promissory notes issued by United to the Company as partial consideration for the sale of Horizon, the increase in the net loss in the six months ended December 31, 2000 compared to the six months ended December 26, 1999 which accounted for $14.4 million, and a decrease in accounts payable of $12.6 million. The decrease in accounts receivable is attributable to the sale of Horizon and seasonal collections at UpRight. The decrease in inventory is due to the sale of Horizon and a reduction in inventory at UpRight. The decrease in accounts payable is due primarily to the sale of Horizon.


Net cash provided by investing activities was $51.3 million in the six months ended December 31, 2000 and net cash used by investing activities was $14.8 million for the six months ended December 26, 1999. The change in net cash provided compared to net cash used by investing activities resulted primarily from the sale of Horizon (rental fleet), as well as a decrease in cash used for the purchase of property, plant and equipment, which totaled $7.6 million for the six months ended December 31, 2000 compared to $20.6 million for the six months ended December 26, 1999. Included in fiscal year 1999 were expenditures relating to the construction of UpRight's Madera facility and expenditures relating to the expansion of Horizon's rental fleet. Net cash used by investing activities in the six months ended December 26, 1999 was to acquire/build facilities for Horizon, buy new manufacturing equipment for UpRight's Selma and Madera, California facilities and upgrade Horizon's rental fleet.

Net cash used by financing activities was $54.5 million in the six months ended December 31, 2000 compared to net cash provided of $31.7 million in the six months ended December 29, 1999. The change in net cash used compared to net cash provided by financing activities is primarily due to the payoff of Horizon's debt of $3 at the time of its sale to United during the six months ended December 31, 2000 compared to the borrowings by Horizon during the six months ended December 26, 1999, the $14.1 million repurchase of Senior Subordinated
Notes Payable in December, 2000 by the Company, and a scheduled $4.0 million repayment by UpRight of a real estate related facility.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The status of certain legal proceedings was reported in the Company's Form 10-K for the fiscal year ended June 25, 2000 and, subsequent thereto, there have been no material changes in the status of such legal proceedings. Such legal proceedings are also described in Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. Based upon investigation to date and consultation with the Company's insurance carrier and legal counsel, management does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial condition, results of operations or liquidity, to the extent applicable, provisions have been made. The Company filed a report on Form 8-K on December 15, 2000, announcing the signing and court approval of a Settlement Agreement with Roy V. Woodle, settling a lawsuit against the Company and Horizon High Reach, Inc. ("Horizon"), formerly a wholly owned subsidiary of the Company, for damages arising out of a traffic accident involving a Horizon employee.

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

  10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                  Union Bank of California, NA and UpRight, Inc.
       10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                  Supply and UpRight, Inc.
    10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                  Development & Construction and Horizon High Reach, Inc.
       10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                  Properties, Inc. and  Horizon High Reach, Inc.
       10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company
       10.27 (j)  Promissory Note, dated September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
       10.28 (j)  Promissory Note, dated September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
        10.29(k) Promissory Note, dated July 28, 2000, between UpRight, Inc. and General Electric Capital Corporation.
           *21.1  Subsidiaries of the Company
            24.1  Power of Attorney
            27.1  Financial Data Schedule

(a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1999, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(i) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.
(k) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000, filed with the
       Securities and Exchange Commission on November 15, 2000.


(a)      Reports on Form 8-K.

As a part of the terms of the Settlement Agreement, the Company agree to pay Mr. Woodle $4.0 million in cash and issue a $4.8 million secured promissory note to Mr. Woodle.

The Company filed a report on Form 8-K on December 21, 2000, with respect to an offer (the "Excess Proceeds Offer") to purchase up to $17,000,000 in principal amount of its 10 5/8% Senior Subordinated Notes due 2007 (the "Notes"). The amount of the offer corresponded to the aggregate amount of proceeds received by the Company from the sale by the Company of a five year unsecured promissory note from United Rentals (North America), Inc. ("United"). The Excess Proceeds Offer was made pursuant to Section 4.10 of the Indenture dated as of June 10, 1997 by and among the Company, the guarantors named therein and U.S. Trust Company, National Association (formerly U.S. Trust Company of California, N.A.). The note was one of two notes received by the Company as partial consideration in connection with the sale of Horizon High Reach, Inc. to United earlier this year. The other note in the principal amount of $13,000,000 (the "Pledged Note") was pledged for the benefit of the Noteholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    W.R.CARPENTER NORTH AMERICA, INC.

Date:    February 14, 2001          By: /s/ Graham D. Croot
                                        Chief Financial Officer
                                        (Principal Financial Officer and Duly
                                        Authorized Signatory)

Index to Exhibits

Exhibit
Number         Description of Document

         3.1(i) (a)  Certificate of Incorporation of the Registrant, as
                     amended.
        3.1(ii) (a)  Bylaws of the Registrant, as amended.
            4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.
            4.4 (a)  Form of Exchange Global Note.
           10.3 (a) Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.
           10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
           10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American Equipment Leasing.
           10.6 (a) Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.
           10.8 (a) Lease, dated January 1997, by and between Morris Ragona and Joan Ragona, and Horizon High Reach, Inc.
           10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and Horizon High Reach, Inc.
       10.10(i) (a)  Lease Agreement, executed November 10, 1989, by and between
                     Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.
      10.10(ii) (b)  Lease Extension and Modification Agreement dated September
                     3, 1998.
     10.10(iii) (c)  Lease Extension and Modification Agreement dated October
                     28, 1997.
          10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and
                     Horizon High Reach & Equipment Company.
          10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between
                     Robert I. Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.13 (a)  Lease Agreement, dated April 27, 1990, by and between D.L.
                     Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between
                     Ronald W. Werner and UpRight, Inc.
          10.15 (a)  Lease, dated March 7, 1995, by and between BMB Investment
                     Group and Horizon High Reach, Inc.
       10.18(i) (b)  Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc., and KeyCorp Leasing LTD.
      10.18(ii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated April 1, 1999, between UpRight, Inc., and KeyCorp Leasing.
     10.18(iii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.
       10.19(i) (d)  Equipment Financing Agreement, dated February 26, 1999, between UpRight, Inc., and Associates Commercial Corp. 10.19(ii) (e) Security Agreement, dated May 13, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
     10.19(iii) (e)  Security Agreement, dated June 2, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
      10.19(iv) (f)  Security Agreement, dated June 24, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
          10.20 (e)  Lease Agreement, dated April 1, 1999, between FMCSR Holding
                     Corp., and Horizon High Reach, Inc.
          10.21 (e)  Lease, dated May 24, 1999, between Industrial Boxboard
                     Company and Horizon High Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                     Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August 26,
                     1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(vi) (f)  Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii) (f) Subordination Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement between
                     Union Bank of California, NA and UpRight, Inc
      10.23(ii) (f)  Security Agreement, dated August 30, 1999, between Union
                     Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                     Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon High Reach, Inc.
          10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company
          10.27 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
          10.28 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
           10.29(k) Promissory Note, dated July 28, 2000, between UpRight, Inc. and General Electric Capital Corporation.
              *21.1  Subsidiaries of the Company
               24.1  Power of Attorney
               27.1  Financial Data Schedule

(a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1999, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000
(k) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000, filed with the Securities and Exchange Commission on November 15, 2000