Form 10-Q
period 2001-04-01
CARPENTER W R NORTH AMERICA INC
filed 2001-05-16
CIK 1041645

-
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 1, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from     to

         Commission file number:  333-31187

                       W.R. CARPENTER NORTH AMERICA, INC.
             (Exact name of registrant as specified in its charter)
         Delaware                                   54-1049647
      (State or other jurisdiction              (I.R.S. Employer
       of incorporation or                       Identification No.)
         organization)
                              1540 East Shaw Avenue
                                    Suite 123
                                Fresno, CA 93710
              (Address of principal executive offices and zip code)

                                 (559) 221-2140
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ]

At May 16, 2001 there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              Apr 1          Mar 26           Jun 25
                                                                               2001           2000             2000
                                                                          (unaudited)       (unaudited)        (audited)
                                                                           --------          ---------         ---------
    ASSETS
      Current Assets
       Cash and cash equivalents                                               $547           $13,865           $3,295
       Accounts receivable (net of allowance for doubtful
       accounts of $123, $521, and $713, respectively)                       20,362            48,864           41,878
       Due from factor                                                         ----              ----            4,193
       Affiliates receivable                                                 14,731              ----           25,092
       Inventories                                                           34,034            64,796           49,068
       Prepaid expenses and other                                             1,058             9,474            8,166
       Prepaid income taxes                                                   2,949             1,156            2,949
       Deferred income taxes                                                  1,614             1,479            2,381
                                                                           --------           -------           ------
       Total current assets                                                  75,295           139,634          137,022
      Property, plant and equipment, net                                     51,933           120,495          111,589
      Other assets                                                           29.194             8,573           15,136
                                                                           --------           -------         --------
       Total assets                                                        $156,422          $268,702         $263,747
                                                                           ========          ========         ========

    LIABILITIES AND STOCKHOLDER'S EQUITY
      Current Liabilities
        Accounts payable                                                    $19,451           $37,209          $35,081
        Other accrued expenses                                               19,234            12,657           17,380
        Current portion of long-term debt                                    25,630            29,140           37,483
                                                                           --------          --------         --------
          Total current liabilities                                          64,315            79,006           89,944
      Senior Subordinated Notes Payable                                      78,247           104,655          104,667
      Long-term debt, net of current portion                                 23,547            61,209           52,184
      Other long-term liabilities                                               223             4,303            1,892
      Deferred income taxes                                                    ----               581             ----
                                                                           --------          --------         --------
        Total liabilities                                                   166,332           249,754          248,687
                                                                           --------          --------         --------

      Commitments and contingencies
      Stockholder's equity
        Common stock                                                             60                60               60
        Preferred stock                                                          25                25               25
        Additional paid-in capital                                            8,767             8,767            8,767
        Cumulative currency translation adjustment (CTA)                      2,084             2,084            2,084
        Retained earnings (deficit) (on July 3, 1994 a deficit
      of $31,395 was eliminated due to a subsidiary's                       (20,846)            8,012            4,124
      quasi-reorganization)
                                                                           --------          --------         --------
                                                                            (9,910)            18,948           15,060
                                                                           --------          --------         --------

        Total liabilities and stockholder's equity (deficit)               $156,422          $268,702         $263,747
                                                                           ========          ========         ========


     See accompanying notes to condensed consolidated financial statements.


               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per-share data)
                                   (unaudited)



                                                                              Three Months Ended             Nine Months Ended

                                                                              Apr 1         Mar 26          Apr 1         Mar 26
                                                                               2001          2000           2001           2000
                                                                           --------        -------        --------       --------

Revenues                                                                    $40,295        $50,464        $109,097       $124,975
Cost of Revenues                                                             38,512         44,854         113,712        108,399
                                                                            -------        -------        --------       --------

Gross profit/(loss)                                                           1,783          5,610          (4,615)        16,576
                                                                            -------        -------        --------       --------

Operating expenses
   Selling, general and administrative                                        3,479          5,588          15,125         15,889
   Product liability                                                            356            360           1,081          1,080
   Research and development                                                   1,013          1,509           3,894          4,420
                                                                            -------        -------        --------       --------
            Total operating expenses                                          4,848          7,457          20,100         21,389
                                                                            -------        -------        --------       --------

Operating loss from continuing operations                                    (3,065)        (1,847)        (24,715)        (4,813)

Other income/(expense)
   Interest expense, net                                                     (3,341)        (3,649)        (11,825)        (9,655)
   Other income/(loss)                                                          (45)          (103)            (84)          (379)
                                                                            -------        -------        --------       --------
Loss from continuing operations before income taxes                          (6,451)        (5,599)        (36,624)       (14,847)
Benefit for income taxes                                                      1,482          2,653          13,551          6,517
                                                                            -------        -------        --------       --------
Loss from continuing operations                                              (4,969)        (2,946)        (23,073)        (8,330)
                                                                            -------        -------        --------       --------

Discontinued operations
   Income/(loss) from discontinued operations of Horizon High
Reach,
   less income taxes (benefit) of $0, $(113), $178, and $151                      0         (1,189)            268        (1,115)
   Loss on sale of Horizon, less income tax benefits of $29 and               (271)             0          (2,165)            0
$1,292                                                                      -------        -------         -------        ------
Net loss                                                                    $(5,240)       $(4,135)       $(24,970)       $(9,445)
                                                                           ========        =======        ========       ========
Loss per common share from continuing operations                            $(82.82)       $(49.10)       $(384.55)      $(138.83)
                                                                           ========        =======        ========       ========
Net loss per common share                                                  $ (87.33)       $(68.92)       $(416.17)      $(157.42)
                                                                           ========        =======        ========       ========
Weighted average number of common shares used
to compute net loss per common share                                         60,000         60,000          60,000         60,000
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


               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                            Nine Months Ended
                                                                                         ----------------------
                                                                                            Apr 1            Mar 26
                                                                                             2001             2000
                                                                                           --------          -------

  Cash flows from operating activities
     Net loss                                                                              $(24,970)         $(9,445)
                                                                                           --------          -------
     Adjustments to reconcile net loss to net cash provided/(used) by operating activities
        Depreciation and amortization                                                         7,944           13,897
        Gain/(loss) on disposition of property, plant and equipment                             508           (1,162)
        Deferred income taxes, net                                                              767              (31)
        Changes in operating assets and liabilities
           Accounts receivable                                                               36,070           (7,047)
           Inventories                                                                       15,034          (26,048)
           Prepaid expenses and other assets                                                  7,108           (6,985)
           Accounts payable                                                                 (15,630)          10,376
           Accrued expenses                                                                   1,854            3,470
           Other, net                                                                       (15,727)          (3,358)
                                                                                           --------          -------
                Total adjustments                                                            37,928          (16,888)
                                                                                           --------          -------
                Net cash provided/(used) by operating activities                             12,958          (26,333)
                                                                                           --------          -------
  Cash flows from investing activities
     Additions to property, plant and equipment                                              (8,505)         (27,591)
     Proceeds from disposition of assets                                                     59,709           10,099
                                                                                           --------          -------
           Net cash provided/(used) by investing activities                                  51,204          (17,492)
                                                                                           --------          -------
  Cash flows from financing activities
     Proceeds from long-term debt                                                            10,524           50,421
     Repayment of long-term debt                                                            (77,434)          (6,059)
                                                                                           --------          -------
           Net cash provided/(used) by financing activities                                 (66,910)          44,362
                                                                                           --------          -------
  Net increase/(decrease) in cash and cash equivalents                                       (2,748)             537
  Cash and cash equivalents at beginning of period                                            3,295           13,328
                                                                                           --------          -------
  Cash and cash equivalents at end of period                                                   $547          $13,865
                                                                                           ========          =======
  Supplemental disclosures of cash flow information:
     Cash used for interest payments                                                        $10,438           $9,838
                                                                                           ========          =======
     Cash used for income tax payments                                                           $0             $262
                                                                                           ========          =======


     See accompanying notes to condensed consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)


1. Basis of Presentation

The accompanying fiscal year 2001 and fiscal year 2000 unaudited interim condensed consolidated financial statements included herein have been prepared by W.R. Carpenter North America, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, which contains financial information for the fiscal years ended June 25, 2000, June 27, 1999, and June 28, 1998.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On September 29, 2000, the Company sold all of the assets and outstanding capital stock of Horizon High Reach, Inc. ("Horizon"), to United Rentals, Inc. ("United"), for total consideration of $90 million (subject to certain adjustments to be based on a post-closing audit as discussed below). At closing, the Company received consideration consisting of $50 million in cash and two senior unsecured 5 year promissory notes in the aggregate principal amount of $40 million. The effective date of this sale for financial reporting purposes was July 31, 2000. Horizon's financial results are shown as discontinued operations on the Condensed Consolidated Statements of Operations.


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

                                                                    Three Months Ended
                                                          April 1, 2001              March 26, 2000
                                                         ---------------             --------------
                                                                      (Dollars in Thousands)
                                                                           (Unaudited)

     Revenues                                          $40,295     100.0%          $50,464    100.0%
     Cost of revenues                                   38,512      95.6            44,854      88.9
     Gross profit                                        1,783       4.4             5,610      11.1
     Operating expenses                                  4,848      12.0             7,457      14.8
     Operating loss, continuing operations              (3,065)     (7.6)           (1,847)     (3.7)
     Interest expense, net                              (3,341)     (8.3)           (3,649)     (7.2)
     Other expense                                         (45)     (0.1)             (103)     (0.2)
     Benefit for income taxes                            1,482       3.7             2,653       5.3
     Loss from continuing operations                    (4,969)    (12.3)           (2,946)     (5.8)
     Loss from discontinued operations                       0       0.0            (1,189)     (2.4)
     Loss on sale from discontinued operations            (271)     (0.7)                0       0.0
     Net loss                                           (5,240)    (13.0)           (4,135)     (8.2)
     EBITDA, continuing operations                        (440)     (1.1)              111       0.2
     Depreciation and amortization, continuing           2,625       6.5             1,958       3.9
     operations



Segment Operations

The Company, through its wholly-owned subsidiary, UpRight, Inc. ("UpRight") manufactures and sells aerial work platforms. The Company sold its other wholly-owned subsidiary, Horizon, to United, on September 29, 2000. Horizon's financial results are shown as discontinued operations.



                                                  W.R. Carpenter North America, Inc. and Subsidiaries
                                                           Consolidating Statement of Operations
                                                                    Three Months Ended
                                                                     April 1, 2001
                                                                 (Dollars in Thousands)
                                                                      (Unaudited)
                                                             -------------------------------------
                                                     Carpenter        UpRight        Consolidated
                                                     ---------        -------        -------------

    Revenues                                           $1,220         $39,075           $40,295

    Cost of revenues                                    1,297          37,215            38,512
                                                     ---------        --------         --------

       Total gross profit/(loss)                          (77)          1,860             1,783
                                                     --------         -------          --------
       % of revenue                                     (6.3%)            4.8%               4.4
    Loss from Continuing Operations
    Selling, general and administrative                   147           3,332             3,479
    Product liability                                                     356               356
    Research and development                                            1,013             1,013
                                                     --------         -------          --------
    Total operating expenses                              147           4,701             4,848
                                                     --------         -------          --------

        Operating loss from continuing operations       $(224)        $(2,841)          $(3,065)
                                                     ========         =======          ========
       % of revenue                                     (18.4%)         (7.3%)            (7.6%)







                                                     W.R. Carpenter North America, Inc. and Subsidiaries
                                                             Consolidating Statement of Operations
                                                                  Three Months Ended
                                                                    March 26, 2000
                                                                 (Dollars in Thousands)
                                                                   (Unaudited)
                                                    ---------------------------------------------
                                                    Carpenter          UpRight       Consolidated
                                                    ---------         --------       ------------

    Revenues                                               $0         $50,464          $50,464

    Cost of revenues                                        0          44,854           44,854
                                                     --------        --------          -------

       Total gross profit                                   0           5,610            5,610
                                                     --------        --------          -------
       % of revenue

    Loss from Continuing Operations
    Selling, general and administrative                 1,181           4,407            5,588
    Product liability                                                     360              360
    Research and development                                            1,509            1,509
                                                     --------        --------          -------
    Total operating expenses                            1,181           6,276            7,457
                                                     --------        --------          -------

        Operating loss from continuing operations     $(1,181)          $(666)          (1,847)
                                                     ========        ========          =======
       % of revenue                                                     (1.3%)           (3.7%)



                                                     W.R. Carpenter North America, Inc. and Subsidiaries
                                                              Consolidating Statement of Operations
                                                                      Nine Months Ended
                                                                       April 1, 2001
                                                                  (Dollars in Thousands)
                                                                         (Unaudited)
                                                     ----------------------------------------------------
                                                     Carpenter          UpRight       Consolidated
                                                     ---------         --------       -------------

    Revenues                                            $1,243         $107,854        $109,097

    Cost of revenues                                     1,320          112,392         113,712
                                                     ---------         --------        --------

       Total gross loss                                    (77)          (4,538)         (4,615)
                                                     ---------         --------        --------
       % of revenue                                      (6.2%)           (4.2%)          (4.2%)

    Loss from Continuing Operations
    Selling, general and administrative                  3,065           12,060          15,125
    Product liability                                                     1,081           1,081
    Research and development                                              3,894           3,894
                                                     ---------         --------         -------
    Total operating expenses                             3,065           17,035          20,100
                                                     ---------         --------         -------

        Operating loss from continuing operations      $(3,142)        $(21,573)       $(24,715)
                                                     =========         ========         =======
       % of revenue                                    (252.8%)          (20.0%)         (22.7%)







                                                     W.R. Carpenter North America, Inc. and Subsidiaries
                                                            Consolidating Statement of Operations
                                                                     Nine Months Ended
                                                                      March 26, 2000
                                                                   (Dollars in Thousands)
                                                                       (Unaudited)

                                                    -----------------------------------------------------

                                                     Carpenter          UpRight       Consolidated
                                                     ---------          -------       ------------

    Revenues                                               $0          $124,975       $124,975

    Cost of revenues                                        0           108,399        108,399
                                                     ---------         --------       --------

       Total gross profit                                   0            16,576         16,576
                                                     ---------         --------       --------
       % of revenue                                                       13.3%          13.3%

    Loss from Continuing Operations
    Selling, general and administrative                3,544             12,345         15,889
    Product liability                                                     1,080          1,080
    Research and development                                              4,420          4,420
                                                     -------           --------       --------
    Total operating expenses                           3,544             17,845         21,389
                                                     -------           --------       --------

        Operating loss from continuing operations    $(3,544)           $(1,269)       $(4,813)
                                                     =======           ========       ========
       % of revenue                                                       (1.0%)         (3.9%)


Three Months Ended April 1, 2001 Compared to Three Months Ended March 26, 2000

Revenue for the three months ended April 1, 2001 was $40.3 million, a decrease of $10.2 million from revenue of $50.5 million for the three months ended March 26, 2000. The decrease in revenue is mainly due to reduced levels of sales of equipment to dealers, primarily in Europe.

Gross profit for the three months ended April 1, 2001 was $1.8 million, a decrease of $3.8 million from the gross profit of $5.6 million for the three months ended March 26, 2000. Gross margin decreased to 4.4% in the three months ended April 1, 2001 compared to 11.1% in the three months ended March 26, 2000. The decline in gross profit during the three months ended April 1, 2001 compared to the three months ended March 26, 2000 is primarily a result of: (1) significant pricing pressures experienced by UpRight coupled with a change in the sales mix of equipment, resulting in lower gross margins and (2) manufacturing inefficiencies brought on by delayed materials/parts shipments by vendors due to delayed payments in January through mid-February by UpRight.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $4.8 million in the three months ended April 1, 2001 compared to $7.5 million in the three months ended March 26, 2000. SG & A expenses decreased by $2.1 million to $3.5 million in the three months ended April 1, 2001 compared to the three months ended March 26, 2000. The decrease in SG &A expenses is the result of:
(1) a $1.1 million reduction of costs at UpRight as a result of headcount reductions and other cost saving measures in the three months ended April 1, 2001 compared to the three months ended March 26, 2000 and (2) a credit of $0.8 million against management fees in the three months ended April 1, 2001 compared to a charge of $0.4 during the three months ended March 26, 2000. As a percentage of revenue, SG & A expenses were 8.6% in the three months ended April 1, 2001 compared to 11.1% for the three months ended March 26, 2000. Product liability expense remained at $0.4 million in the three months ended April 1, 2001 as well as the three months ended March 26, 2000. Research and development expenses for the three months ended April 1, 2001 were $1.0 million, a decrease of $0.5 million compared to the three months ended March 26, 2000.

Interest expense, net of interest income, decreased to $3.3 million for the three months ended April 1, 2001 from $3.6 million for the three months ended March 26, 2000 due primarily to an increase in interest income related to higher cash balances at the Company.

Income tax for the three months ended April 1, 2001 was a benefit of $1.5 million compared to a benefit of $2.7 million for the three months ended March 26, 2000. The Company's effective tax rate was minus 23.0% for the three months ended April 1, 2001 compared to a minus 47.4% for the three months ended March 26, 2000. The 23.0% effective tax rate for the three months ended April 1, 2001 is due to an adjustment made during the current three month period, to bring the effective tax rate for the nine months ended April 1, 2001 to 37.0%.

Loss from discontinued operations, net of income taxes, for the three months ended April 1, 2001 was $0.0 million compared to $1.2 million for the three months ended March 26, 2000. The loss from discontinued operations reflects the operations of Horizon, which was sold to United on September 29, 2000. The effective date of this sale for financial reporting purposes was July 31, 2000. The loss on sale of Horizon, net of income taxes, was $0.3 million, reflecting final adjustments to the purchase price of Horizon by United and charges related to the discount on the sale of a United Promissory Note.

Net loss for the three months ended April 1, 2001 was $5.2 million, compared to a net loss of $4.1 million for the three months ended March 26, 2000, as a result of the factors described above.

Nine months Ended April 1, 2001 Compared to Nine months Ended March 26, 2000

Revenue for the nine months ended April 1, 2001 was $109.1 million, a decrease of $15.9 million from revenue of $125.0 million for the nine months ended March 26, 2000. The decrease in revenue is mainly due to reduced levels of sales of equipment to dealers, primarily in Europe.

Gross loss for the nine months ended April 1, 2001 was $4.6 million, a decrease of $21.2 million from gross profit of $16.6 million for the nine months ended March 26, 2000. Gross margin decreased to a negative 4.2% in the nine months ended April 1, 2001 compared to a positive 13.3% in the nine months ended March 26, 2000. The decline in gross profit during the nine months ended April 1, 2001 compared to the nine months ended March 26, 2000 is primarily a result of: (1) significant pricing pressures experienced by UpRight coupled with a change in the sales mix of equipment, resulting in lower gross margins, (2) a $2.3 million one-time charge related to the write down of inventory at an affiliated European distribution company, (3) a $1.2 million one-time charge related to inventory and manufacturing inefficiencies at UpRight's plants, and (4) manufacturing inefficiencies brought on by delayed materials/parts shipments by vendors due to delayed payments in January through mid-February by UpRight.

Operating expenses, consisting of selling, general and administrative expense (SG&A), product liability and research and development expense, were $20.1 million in the nine months ended April 1, 2001 compared to $21.4 million for the same period last year. SG & A expenses decreased by $0.8 million to $15.1 million in the nine months ended April 1, 2001 compared to the nine months ended March 26, 2000. The decrease in SG & A expenses is primarily due to: (1) a $1.1 million reduction of costs at UpRight as a result of headcount reductions and other cost saving measures in the three months ended April 1, 2001 compared to the three months ended March 26, 2000, (2) a credit of $0.8 million against management fees in the three months ended April 1, 2001 compared to a charge of $0.4 during the three months ended March 26, 2000, partially offset by (3) a $1.6 million one-time charge related to marketing support costs for European dealers. As a percentage of revenue, SG & A expenses were 13.9% in the nine months ended April 1, 2001 compared to 12.7% for the nine months ended March 26, 2000. Product liability expense remained at $1.1 million in the nine months ended April 1, 2001 as well as the nine months ended March 26, 2000. Research and development expenses for the nine months ended April 1, 2001 were $3.9 million, compared to $4.4 million in the nine months ended March 26, 2000.

Interest expense, net of interest income, increased to $11.8 million for the nine months ended April 1, 2001 from $9.7 million for the nine months ended March 26, 2000 due primarily to increased borrowings at UpRight.

Income tax for the nine months ended April 1, 2001 was a benefit of $13.6 million compared to a benefit of $6.5 million for the nine months ended March 26, 2000. The Company's effective tax rate was minus 37.0% for the nine months ended April 1, 2001 compared to a minus 43.9% for the nine months ended March 26, 2000.

Income from discontinued operations, net of income taxes, for the nine months ended April 1, 2001 was $0.3 million compared to a loss from discontinued operations, net of income taxes, of $1.1 million for the nine months ended March 26, 2000. The income from discontinued operations reflects the operations of Horizon, which was sold to United on September 29, 2000. The effective date of this sale for financial reporting purposes was July 31, 2000. The loss on sale of Horizon, net of income taxes, was $2.1 million, reflecting final adjustments to the purchase price of Horizon by United and charges related to the discount on the sale of a United Promissory Note.

Net loss for the nine months ended April 1, 2001 was $25.0 million, representing an increase of $15.6 million from the net loss of $9.4 million for the nine months ended March 26, 2000, as a result of the factors described above.

Capital Resources and Liquidity

The  Company's  cash  flow   requirements  are  for  working  capital,   capital
expenditures and debt service.

The Company meets its liquidity needs through internally generated funds and finance facilities available to its subsidiary, UpRight, and cash balances.

The Company's cash balance as of April 1, 2001 was $0.5 million. This cash is used for general corporate purposes. UpRight's revolving line of credit from a major financial institution of $20.0 million matured on February 15, 2001. UpRight is continuing discussions with the financial institution for an extension. In addition, UpRight is currently in negotiations with another major financial institution to replace the existing facility. As of April 1, 2001, UpRight had utilized $20.0 million of its revolving line of credit. All of Horizon's facilities were terminated at the time of sale to United.

The Company's working capital was $11.0 million and $47.1 million at April 1, 2001 and June 25, 2000, respectively. The decrease in working capital during the fiscal year is mainly due to a decrease in accounts receivable of $36.1 million ($8.0 million related to Horizon), a decrease in inventory of $15.0 million ($15.2 million related to Horizon), a decrease in prepaid expenses and other assets of $7.1 million (primarily reclassification of income tax benefits to other assets), partially offset by a decrease in accounts payable of $15.6 million ($4.8 million related to Horizon), and a decrease in current portion of long term debt of $11.9 million ($10.3 million related to Horizon).

The Company's outstanding debt was $127.4 million and $194.3 million at April 1, 2001 and June 25, 2000, respectively. The decrease in outstanding debt was primarily due to the sale of Horizon and the payoff of its outstanding debt at the time of its sale to United, as well as the repurchase of $26.5 million of the Senior Subordinated Notes Payable. Cash and cash equivalents were $0.5 million and $3.3 million at April 1, 2001 and June 25, 2000, respectively.

Net cash provided by operating activities was $13.0 million in the nine months ended April 1, 2001 compared to net cash used by operating activities of $26.3 million for the nine months ended March 26, 2000. The improvement in net cash provided by operating activities compared to net cash used by operating activities of $39.3 million is primarily related to: the decrease in accounts receivable of $43.1 million during the nine months ended April 1, 2001 compared to the nine months ended March 26, 2000, the decrease in inventory of $41.1 million, a $14.1 million decrease in prepaid expenses and other assets, partially offset by the increase in the net loss in the nine months ended April 1, 2001 compared to the nine months ended March 26, 2000 which accounted for $15.5 million, a decrease in accounts payable of $26.0 million, a decrease in other, net of $12.4 million, and a decrease in accrued expenses of $6.9 million. The decrease in accounts receivable is attributable to the sale of Horizon and seasonal fluctuations in collections at UpRight. The decrease in inventory is due to the sale of Horizon and a reduction in inventory at UpRight. The decrease in prepaid expenses and other assets is due primarily to a reclassification of income tax benefits to other, net. The decrease in accounts payable is due primarily to the sale of Horizon.

Net cash provided by investing activities was $51.2 million in the nine months ended April 1, 2001 and net cash used by investing activities was $17.5 million for the nine months ended March 26, 2000. The change in net cash provided compared to net cash used by investing activities resulted primarily from the sale of Horizon (rental fleet), as well as a decrease in cash used for the purchase of property, plant and equipment, which totaled $8.5 million for the nine months ended April 1, 2001 compared to $27.6 million for the nine months ended March 26, 2000. Net cash used by investing activities in the nine months ended March 26, 2000 was to acquire and build facilities for Horizon, buy new manufacturing equipment for UpRight's Selma and Madera, California facilities and upgrade Horizon's rental fleet.

Net cash used by financing activities was $66.9 million in the nine months ended April 1, 2001 compared to net cash provided of $44.4 million in the nine months ended December 29, 1999. The change in net cash used compared to net cash provided by financing activities is primarily due to the payoff of Horizon's debt of $37.7 at the time of its sale to United during the nine months ended April 1, 2001, compared to the borrowings by Horizon of $29.2 million during the nine months ended March 26, 2000, the repurchase of a total of $26.5 million of Senior Subordinated Notes Payable in December, 2000 and February, 2001 by the Company, a $6.0 million repayment in July, 2000 by UpRight for a manufacturing equipment facility, and a $4.0 million repayment in October, 2000 by UpRight of a real estate related facility.

The Company has historically relied on cash on hand, internally generated funds and amounts available to UpRight under its revolving credit facility to satisfy its operating cash requirements and planned capital expenditures. It is likely, however, that the Company may require additional capital through borrowings and equity to fund the working capital requirements associated with the continued operations of the business. The aerial work platform industry is cyclical in nature and, due to a current and anticipated continued slowdown in demand generally in the industry, the Company expects an adverse impact on the level of UpRight's revenues. In addition, UpRight's revolving line of credit from a major financial institution matured on February 15, 2001. The financial institution has granted an interim extension and UpRight is currently in negotiations with another major financial institution to replace the existing facility with a new financing arrangement. There can be no assurance, however, that such an arrangement will be concluded, or if concluded that such refinancing will be on terms favorable to the Company and UpRight.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number            Description of Document

         3.1(i) (a)  Certificate of Incorporation of the Registrant, as
                     amended.
        3.1(ii) (a)  Bylaws of the Registrant, as amended.
            4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S.
                     Trust Company of California, N.A.
            4.4 (a)  Form of Exchange Global Note.
           10.3 (a) Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.
           10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
           10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American Equipment Leasing.
           10.6 (a) Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.
           10.8 (a)  Lease, dated January 1997, by and between Morris
                     Ragona and Joan Ragona, and Horizon High Reach, Inc.
           10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and Horizon High Reach, Inc.
       10.10(i) (a)  Lease Agreement, executed November 10, 1989, by and between Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.
      10.10(ii) (b)  Lease Extension and Modification Agreement dated
                     September 3, 1998.
     10.10(iii) (c)  Lease Extension and Modification Agreement dated
                     October 28, 1997.
          10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and Horizon High Reach & Equipment Company.
          10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between Robert I. Selsky and Up-Right Aerial
                     Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.13 (a)  Lease Agreement, dated April 27, 1990, by and between
                     D.L. Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between Ronald W. Werner and UpRight, Inc.
          10.15 (a)  Lease, dated March 7, 1995, by and between BMB
                     Investment Group and Horizon High Reach, Inc.
       10.18(i) (b)  Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc., and KeyCorp Leasing LTD. 10.18(ii) (e) Promissory Note of UpRight, Inc., and Security
                     Agreement, dated April 1, 1999, between UpRight, Inc., and KeyCorp Leasing.
     10.18(iii) (e)  Promissory Note of UpRight, Inc., and Security
                     Agreement, dated May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.
       10.19(i) (d)  Equipment Financing Agreement, dated February 26,
                     1999, between UpRight, Inc., and Associates Commercial
                     Corp.
      10.19(ii) (e)  Security Agreement, dated May 13, 1999, between
                     UpRight, Inc., and Associates Commercial Corporation. 10.19(iii) (e) Security Agreement, dated June 2, 1999, between
                     UpRight, Inc., and Associates Commercial Corporation. 10.19(iv) (f) Security Agreement, dated June 24, 1999, between
                     UpRight, Inc., and Associates Commercial Corporation.
          10.20 (e)  Lease Agreement, dated April 1, 1999, between FMCSR
                     Holding Corp., and Horizon High Reach, Inc.
          10.21 (e)  Lease, dated May 24, 1999, between Industrial Boxboard
                     Company and Horizon High Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                     Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach,
                     Inc., dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August
                     26, 1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach,
                     Inc.
      10.22(vi) (f)  Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach,
                     Inc.
     10.22(vii) (f)  Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach,
                     Inc.
    10.22(viii) (f)  Subordination Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach,
                     Inc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement
                     between Union Bank of California, NA and UpRight, Inc 10.23(ii) (f) Security Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc. 10.23(iii) (f) Promissory Notes of UpRight, Inc., dated August 30,
                     1999.
     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between
                     Aircold Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon HIgh Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                     Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach,
                     Inc., dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August
                     26, 1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach,
                     Inc.
      10.22(vi) (f)  Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach,
                     Inc.
     10.22(vii) (f)  Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach,
                     Inc.
    10.22(viii) (f)  Subordination Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach,
                     Inc.
            Exhibit
             Number  Description of Document

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

(a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.
(k) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000, filed with the Securities and Exchange Commission on November 15, 2000.


(a)      Reports on Form 8-K.

The Company filed a report on Form 8-K on February 28, 2001, with respect to an offer (the "Excess Proceeds Offer") to purchase up to $9,479,000 in principal amount of its 10 5/8% Senior Subordinated Notes due 2007. The amount of the offer corresponds to the aggregate amount of proceeds received by the Company from the prepayment in full of a five year unsecured promissory note from United Rentals (North America), Inc. The Excess Proceeds Offer is being made pursuant to Section 4.10 of the Indenture dated as of June 10, 1997 by and among the Company, the guarantors named therein and U.S. Trust Company, National Association (formerly U.S. Trust Company of California, N.A.).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    W.R. CARPENTER NORTH AMERICA, INC.

Date:    May 16, 2001
                                    By: /s/______________________
                                        Graham D. Croot
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Duly Authorized Signatory)

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


(a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997
(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.
(k) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000, filed with the Securities and Exchange Commission on November 15, 2000.