Form 10-K
period 2001-07-01
CARPENTER W R NORTH AMERICA INC
filed 2001-10-16
CIK 1041645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 1, 2001.
     OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _____ to _________

     Commission file number 333-31187

                       W.R. CARPENTER NORTH AMERICA, INC.
             (Exact name of registrant as specified in its charter)

    Delaware                                       54-1049647
    State or other jurisdiction     (I.R.S. Employer
    of incorporation or             Identification No.)
    organization


                                1775 Park Street
                            Selma, California 93662
             (Address of principal executive offices and zip code)

                                 (559) 891-5594
              (Registrant's telephone number, including area code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates Not applicable.

At October 15, 2001, there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                Not Applicable.




               PART I
Item 1.        Business                                                       1
Item 2.        Properties                                                     5
Item 3.        Legal Proceedings                                              6
Item 4.        Submission of Matters to a Vote of Security Holders            7

               PART II

Item 5.        Market for Company's Common Equity and Related                 8
               Stockholder Matters
Item 6.        Selected Financial Data                                        9
Item 7.        Management's Discussion and Analysis of Financial             14
               Condition and Results of Operations .
Item 7A.       Quantitative and Qualitative Disclosures About Market         17
               Risk
Item 8.        Financial Statements and Supplementary Data                   18
Item 9.        Changes in and Disagreements with Accountants on              41
               Accounting and Financial Disclosure

               PART III

Item 10.       Directors and Executive Officers of the Company               42
Item 11.       Executive Compensation                                        43
Item 12.       Security Ownership of Certain Beneficial Owners and           45
               Management
Item 13.       Certain Relationships and Related Transactions                46

               PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on       47
               Form 8-K

Forward-Looking Statements

     This report contains forward-looking statements, usually containing the words "estimate," "project," "expect," or similar expressions. Those statements are subject to uncertainties, including those discussed in this report, particularly in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 16. Further, on June 12, 2001, the Company's only subsidiary, UpRight, Inc., filed a voluntary petition for
reorganization   under  Chapter  11  of  the  Federal   Bankruptcy  Laws.  These
uncertainties could cause actual results to differ materially and raise substantial doubt about the Company's ability to continue as a going concern which contemplates the realization of assets and payment of liabilities in the ordinary course of business. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. For additional information regarding such forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements," on page 11.

                                PART I
Item 1. Business.

General

     W.R. Carpenter North America, Inc. ("the Company") was incorporated in 1975 under the laws of Delaware and has served as a holding company for two operating subsidiaries, UpRight, Inc. ("UpRight') and until September 29, 2000, Horizon High Reach, Inc. ("Horizon").

     UpRight's stock was publicly traded from 1980 until 1988, when it was acquired by an affiliate of the Company. In 1988, through a corporate reorganization, UpRight became a wholly owned subsidiary of the Company. Prior to 1989, Horizon was an independent company in the business of renting and selling aerial work platform equipment in Southern California. In 1989, UpRight acquired the assets of Horizon which were merged into the retail division of UpRight's North American Operations. In 1994, Horizon became a wholly owned subsidiary of the Company. Although Horizon distributes UpRight products, the two companies had operated management teams and operated on an independent basis.

Sale of Horizon

     On September 29, 2000, the Company sold all of the assets and outstanding capital stock of Horizon for total consideration of $90 million (subject to certain adjustments to be based on a post-closing audit). At closing, the Company received consideration consisting of $50 million in cash and liabilities paid by the buyer, and two senior unsecured 5 year promissory notes in the aggregate principal amount of $40 million. The promissory notes were prepaid in December 2000 and February 2001 and the proceeds thereof used to repurchase a portion of the Company's Senior Subordinated Notes and other corporate purposes. UpRight

     UpRight is a leading manufacturer of aerial work platforms, including scissor lifts, boom lifts, portable lifts, and aluminum scaffolding. UpRight has been manufacturing self-propelled scissor lifts since 1974 as an outgrowth of its leadership in the development and sale of aluminum scaffolding. UpRight sells its products through an extensive network of North American and international equipment dealers and rental companies. UpRight's customers rent, and to a lesser degree sell, its aerial work platforms to end users in construction, commercial, industrial and institutional markets.

     On June 12, 2001, UpRight, Inc. filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Laws. The Chapter 11 case is administered by the United States Bankruptcy Court for the Eastern District of California, Fresno Division. UpRight, Inc. is operating its business as debtor-in-possession which requires certain of its actions to be approved by the bankruptcy court. UpRight intends to submit a plan of reorganization to the bankruptcy court. Discussions with debt holders and other creditors of UpRight are in the preliminary stages and there can be no assurance that an agreement regarding a reorganization will be reached.


Products

     UpRight's aerial work platform product mix consists of three major categories of equipment: scissor lifts, boom lifts, and portable lifts.

     Scissor Lifts. Self-propelled scissor lifts feature work platforms mounted on top of scissor-type or other vertical lifting mechanisms, which, in turn, are mounted on mobile, four-wheel chassis. These machines are designed to permit workers to position themselves and their tools and materials safely, easily and quickly in elevated work areas. They can be maneuvered forward or backward and steered in any direction by the operator from the work platform, even while elevated. The uses and applications for scissor lifts are varied and include non-residential construction, warehousing, renovations and retooling and maintenance of manufacturing plants and institutional facilities. Equipment Manufacturers Institute (EMI) data indicates that industry shipments of self-propelled scissor lifts increased from approximately 11,300 units in 1990 to approximately 66,200 units in 2001, representing a compound annual growth rate of 19% during this period.

     UpRight offers scissor lifts with maximum platform heights ranging from 12 feet to 50 feet; and platform sizes ranging from 2.4 by 3.4 feet, to 5.8 by 19.3 feet. Rated lift capacities range from 500 to 2,000 pounds. UpRight offers scissor lifts powered by electric motors; gasoline, diesel, or propane engines; or a combination of diesel and electric power (bi-energy). Several internal combustion engine powered models are available with four-wheel drive. Dealer net prices, for UpRight's standard models, range from approximately $7,500 to $50,000. Scissor lifts contributed 70%, 49%, and 56% of the Company's revenues for fiscal years 2001, 2000, and 1999 respectively.

     Boom Lifts. Boom lifts are especially useful for reaching over machinery and equipment that is mounted on floors and for reaching other elevated positions not easily accessed by other vertical lifting devices. Self-propelled boom lifts may be maneuvered in a manner similar to scissor lifts. In addition, the boom may be rotated up to 360 degrees in either direction. Boom lifts have smaller platforms and less lifting capacities than larger scissor lift models. In addition to applications similar to scissor lifts, boom lifts are used for infrastructure construction, petroleum and chemical refineries, as well as ship construction, repair and maintenance. Equipment Manufacturers Institute (EMI) data indicates that industry shipments of self-propelled boom lifts increased from approximately 4,100 units in 1990 to approximately 29,400 units in 2001, representing a compound annual growth rate of 22% during that period.

     In 1997 UpRight introduced its first line of self-propelled boom lifts. Maximum platform heights range from 46 to 80 feet, with outreach of up to 72 feet. Boom lifts are offered with electric motors; gasoline, diesel, or propane engines; or a combination of diesel and electric power (bi-energy). Several internal combustion engine powered models are available with four-wheel drive. Dealer net prices, for UpRight's standard models, range from approximately $38,000 to $108,000. Boom lifts contributed 17%, 13% and 10% of the Company's revenues for fiscal years 2001, 2000 and 1999 respectively.

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

     UpRight offers portable lifts with maximum platform heights ranging from 20 feet to 40 feet. These models are available in either battery or AC power configurations. Current dealer net prices, for UpRight's standard models, range from approximately $3,400 to $6,600. Revenue from portable lifts in fiscal year 2001 was $3.4 million, representing approximately 3 % of the Company's revenue.

Product Development Strategy

     UpRight's growth strategy has included developing new products to access fast growing complementary product segments. In keeping with this strategy, UpRight's core scissor lift line was broadened to include self-propelled boom lifts. UpRight also developed a line of telescopic material handlers. UpRight introduced models in the two largest North American telescopic handler product segments in the second half of fiscal year 2000. These machines can lift up to 8,000 pounds as high as 42 feet.

     Telescopic material handlers are rough terrain vehicles used to transport, lift and position materials between ground locations and vehicles, and overhead locations. North American residential and non-residential building contractors typically utilize this equipment to handle a wide range of building materials and components. In addition, the availability of multiple attachments increases the versatility and applications for these machines. Many of UpRight's aerial work platform customers also sell and rent telescopic material handlers. According to industry estimates, shipments of telescopic material handlers in North America grew from approximately 2,400 units in 1990 to approximately 12,000 units in 2001, representing a compound annual growth rate of 17% during such period.

     UpRight has invested significantly in product development and diversification, including improvement of existing products. Research and development expenses of UpRight have been $5.0 million, $5.8 million and $8.7 million for fiscal years 2001, 2000 and 1999, respectively. Product development activity decreased in fiscal year 2001 following the introduction of telescopic material handlers in fiscal 2001.

Marketing and Distribution

     UpRight sells its products through an extensive network of North American and international equipment dealers and rental companies, including Horizon. For fiscal year 2001, approximately 52% of UpRight's revenue was generated by sales to customers outside of North America, principally in Europe, which UpRight's management believes is among the highest percentages of revenue from international sales of any aerial work platform manufacturer.

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

     During fiscal years 2001, 2000 and 1999, UpRight's ten largest customers, other than Horizon, together accounted for approximately 63%, 52% and 45% of UpRight's revenue, respectively. During fiscal year 2001, only one of UpRight's customers accounted for more than 10% of the Company's revenue. UpRight BV accounted for 41.7% of UpRight's revenue and 42.8% of the Company's revenue for fiscal year 2001. Equipment sold to UpRight BV is subsequently sold to dealers throughout Europe.

Manufacturing

     UpRight's primary manufacturing facility and headquarters are in Selma, CA. Scissor lifts, portable lifts, and aluminum scaffolding are manufactured at this 32-acre site. Production volumes grew in early FY01, although efficiencies remained low. About mid-year, programs centered around Gross Margin Recovery program identified projects which quickly showed improvement in both capacity and hours per unit. Operations were reorganized around work functions rather than product lines, and optimal shop loading and set up times were beginning to be approached.

     The UpRight boom manufacturing plant in Madera, CA, about 40 miles north of Selma, was opened in December 1998. This plant was built to produce UpRight's expanding line of self-propelled boom lifts and telescopic material handlers. The complex is over 300,000 square feet of manufacturing and office space on 38 acres. Production at this facility continued into the beginning of fiscal 2001, then slowed along with the rest of the industry and the general economy in the fall of 2000. Many workers were shifted to the Selma factory site where demand continued stronger. Slowing boom sales continued to require lower production volumes at Madera which also negatively impacted productivity. Efficiencies were also impacted, beginning in December, by delayed vendor parts deliveries resulting from UpRight's inability to keep payables current.

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

     UpRight competes in the aerial work platform industry primarily with several other manufacturers, including JLG Industries ("JLG"), Genie Industries ("Genie"), Skyjack Inc. ("SkyJack"), Pinguely-Haulotte, OmniQuip Textron, and Terex Corporation. These companies compete on the basis of product quality, price, financing, delivery, and sales and service support. Management believes JLG and Genie each have over 30% share of the aerial work platform market, over twice the share of the nearest competitor.

     Management believes that UpRight's scissor lift product line is as extensive as that of any other manufacturer in the industry, placing UpRight among the top four scissor lift manufacturers worldwide. Since the introduction of its first boom product line in 1997, UpRight has deepened its boom offerings, targeting high demand product segments. However, several of UpRight's competitors currently offer a more comprehensive boom lift product line.

     Certain of UpRight's competitors are part of, or are affiliated with, companies that are larger and have greater financial resources than UpRight. For example, OmniQuip Textron is part of Textron Inc.

Employees

     UpRight had 53 persons employed as of July 1, 2001. None of UpRight's employees is subject to collective bargaining agreements.

Item 2. Properties.

     The Company maintains its corporate and administrative offices at 1775 Park Street, Selma, California 93662, telephone (559) 891-5594.

     UpRight maintains its headquarters and manufacturing operations at its owned facilities at 1775 Park Street, Selma, California 93662, telephone (559) 891-5200. UpRight has approximately 335,000 square feet of manufacturing space at its Selma, California facility, where it manufactures all of the scissor and portable lift products. UpRight has a 325,000 square foot facility in Madera, California, where it manufactures boom lifts and telescopic material handlers.


     The Company's properties used in its operations are considered to be in good operating condition, well maintained and suitable for their present purposes.

Item 3. Legal Proceedings.

     Use of products manufactured by UpRight involves exposure to personal injury as well as property damage, particularly if operated carelessly or without proper maintenance, and liability exposure for the Company and UpRight.

     There are various claims and litigation pending against UpRight for personal injury and property damage arising out of incidents involving the use of UpRight products. The Company believes that litigation of this type is common in the business of UpRight and for other manufacturers in the aerial work platform industry. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that all claims, legal actions, complaints and proceedings which have been filed or are pending against UpRight, as well as possible future claims, are adequately covered by the Company's comprehensive general liability insurance policies, subject to certain deductible amounts and maximum coverage limits.

     The Company has accrued what management believes are adequate reserves with respect to pending and potential claims. Management believes that UpRight's potential exposure to product liability claims may be affected by the substantial growth in usage of aerial work platforms over the past several years, which has dramatically increased machine population and the number of users. There can be no assurance that existing or future claims will not exceed the level of UpRight's insurance, or that such insurance will continue to be available on economically reasonable terms, or at all. In addition, certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, generally are not covered by insurance. Product liability costs incurred by the Company, including premiums and self-insurance retention payments for legal judgments and settlement costs, for fiscal years 2001, 2000 and 1999 approximated 1.1%, (0.3%), and 0.2% of revenue, respectively. Various legal actions (in areas other than product liability) may arise in the ordinary course of business from time to time against the Company or UpRight. There is no material litigation currently pending against the Company or UpRight. None of the litigation pending against UpRight is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity. In October, 2000, a judgement against the Company regarding a traffic accident involving a Horizon employee. The judgement exceeded Horizon's insurance limits, with the excess owed by the Company. At July 1, 2001, the Company owed $4.7 million, which is payable on October 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

     There is no public market for the common stock or equity securities of the Company. See "Item 12" and "Item 7 Management's Discussion and Analysis
of  Financial  Condition  and  Results  of   Operations Liquidity   and  Capital
Resources."


Item 6. Selected Financial Data.

     The following Selected Financial Data has been taken or derived from the audited consolidated financial statements of the Company and should be read in conjunction with and is qualified in its entirety by the full consolidated financial statements, related notes and other information included elsewhere herein.

                                                                       FISCAL YEAR ENDED

                                                               July 1,      June 25,    June 27,     June 29,    June 29,
                                                                2001         2000        1999        1998        1997
                                                                          (Amounts in thousands)

Operating Statement Data:
Revenue (1)                                                    $127,657     $175,471    $123,087    $116,072     $95,589
Cost of revenue                                                 146,370      155,194      91,841      80,595      64,574
                                                              ---------     --------    --------    --------     -------
Gross profit (loss)                                            (18,713)       20,277      31,246      35,477      31,015
Research and development expenses                                 4,987        5,816       8,691       5,952       4,281
Product liability costs                                           1,441        (773)         351       2,807       3,115
Impairment of long-lived assets                                  31,284         ----        ----        ----        ----
Selling, general, and administrative expenses                    25,068       22,693      17,115      12,526       9,141
                                                              ---------     --------    --------    --------     -------
Operating income (loss) from continuing operations              (81,493)      (7,459)      5,089      14,192      14,478
Interest expense, net                                            15,158       13,680       7,802       7,074       2,113
Other expense, net                                                  355        1,155         235          47        ----
                                                              ---------     --------    --------    --------     -------
Income (loss) from continuing operations before Provision
(benefit) for Income taxes                                      (97,006)     (22,294)     (2,948)      7,071      12,365
Provision (benefit) for income taxes                              5,075       (9,332)     (1,338)      1,635       4,637
                                                              ---------     --------    --------    --------     -------
Income (loss) from continuing operations                       (102,081)     (12,962)     (1,610)      5,436       7,728
Income (loss) from discontinued operations
   Horizon High Reach                                               446         (371)      1,813       2,223       2,234
Loss on sale of Horizon High Reach                               (3,457)         ----        ----       ----        ----
Net income (loss)                                             $(105,092)     $(13,333)      $203      $7,659      $9,962
                                                              ---------     ---------   --------    --------     -------
Balance Sheet Data:
Cash and cash equivalents                                         2,377        3,295      13,328      63,669      77,345
Working Capital                                                (43,561)       47,503      54,709      88,490      98,835
Total assets                                                     77,103      259,177     224,020     196,659     167,825
Debt                                                             78,333      194,334     150,606     124,127     113,884
Debt, subject to compromise                                      49,572         ----        ----        ----        ----
Stockholder's equity (deficit                                  (90,032)       15,060      28,393      34,690      27,031

Other Data:
EBITDA, from continuing operations (2)                        $(72,112)       ($394)      $9,246     $16,520     $16,723
(1)

(1) The following details UpRight's, and the company's revenue, and the elimination of inter-company sales related to Horizon (sold by the Company to United Rentals, Inc, as described in Item 1) and W.R. Carpenter North America for fiscal years 2001, 2001, 2000, 1998 and 1997:


                          Fiscal Year Ended

                                 July 1,  June 25,   June 27,   June 29,   June 29,
                                 2001      2000       1999        1998       1997
                               --------   --------   --------   --------   --------
                                               (Amounts in thousands)

UpRight                        $130,957   $191,895    $153,875  $137,975    $110,471
W.R. Carpenter North America      2,077       ----        ----      ----        ----
Inter-company sales              (5,377)   (16,424)    (30,788)  (21,903)    (14,882)
                               --------   --------    --------  --------    --------
                               $127,657    $175,471   $123,087   $116,072    $95,589


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements:

     Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. Such risks and uncertainties include, but are not limited to, the following factors: substantial leverage of the Company; industrial cyclicality; dependence on the construction industry; consolidation of the customer base; dependence upon major customers; risks relating to growth; significance of new product development; the need for continual capital expenditures; competition; product liability; insurance; availability of product components; reliance on suppliers; foreign sales; government and environmental regulation; labor matters; holding company structure; restrictions under debt agreements; fraudulent conveyance; and control by the sole stockholder. Further, on June 12, 2001, the Company's only subsidiary, UpRight, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern which contemplates the realization of assets and payment of liabilities in the ordinary course of business.

General

      This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K.

     The Company's strategy is to create shareholder value by providing capital, strategic and financial direction and management to its wholly owned operating subsidiaries, UpRight and (until its recent sale to United Rental, Inc.) Horizon. Prior to fiscal year 1994, Horizon was a division of UpRight, operating as a captive equipment dealer and industrial equipment rental company in certain markets. In fiscal year 1994, the Company decided each business would be managed and operated separately. All transactions between UpRight and Horizon were conducted on an arm's-length basis. UpRight sold equipment to Horizon for the same price it would otherwise charge a comparable distributor. Horizon purchased equipment from UpRight, as well as from other major manufacturers, including certain models and product lines that may be produced by UpRight. The Company has continued the distributor/supplier relationship between the two companies. Sales to Horizon accounted for approximately 2%, 9%, and 20% of UpRight's revenue for fiscal years 2001, 2000 and 1999, respectively. UpRight maintains and Horizon maintained stand-alone financial statements. Sales from UpRight to Horizon are reflected in UpRight's stand-alone financial statements at the actual arm's-length price charged. Purchases by Horizon from UpRight are reflected in Horizon's stand-alone financial statements at dealer cost. "Dealer cost" means the price paid by Horizon to purchase equipment from equipment manufacturers, including from UpRight on arm's-length terms. All significant inter-company balances and transactions are eliminated in consolidation.

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

     The following table sets forth for the periods indicated certain historical revenue and percentages from customer geographical segments:



                                        Fiscal Year Ended

                              July 1, 2001    June 25, 2000    June 27, 1999
                              ------------    -------------    -------------
                                           (Amounts in millions)

United States, Canada,
  Latin America               $60.2   47.5%    $63.4   36.1%    $54.9   44.6%
Europe                         64.3   50.0%    104.3   59.4%     64.3   52.2%
Pacific Rim                     3.2    2.5%      7.8    4.5%      3.2%   3.9
                              -----  -----     -----   ----     -----  -----
                              127.7  100.0%   $175.5  100.0%   $123.1  100.0%


Results of Operations

     The following table sets forth for the periods indicated certain historical income statement data derived from the Company's consolidated statements of operations expressed in dollars and as a percentage of net revenue.

                                                                           Fiscal Year Ended

                                                           July 1, 2001             June 25, 2000         June 27, 1999
                                                         ------------------       -----------------     -----------------
                                                                       (Amounts in thousands)
Revenue                                                  $127,657    100.0%       $175,471   100.0%      $123,087  100.0%
Cost of revenue                                           146,370    114.6%        155,194    88.4%        91,841   74.6%
                                                         --------    -----        --------   -----       --------  -----
Gross profit (loss)                                       (18,713)   (14.6%)        20,277    11.6%        31,246   25.4%
Operating expenses.......                                  62,780     49.2%         27,736    15.8%        26,157   21.3%
                                                         --------    -----        --------   -----       --------  -----
Operating income (loss) from continuing operations        (81,493)   (63.8%)        (7,459)   (4.2%)        5,089    4.1%
Interest expense, net                                      15,158     11.9%         13,680     7.8%         7,802    6.3%
Other  expense, net                                           359      0.3%          1,155     0.7%           235    0.2%
Provision (benefit) for Income taxes                        5,075      4.0%         (9,332)   (5.3%)       (1,338)  (1.1%)
                                                         --------    -----        --------   -----       --------   ----
Loss from continuing operations                          (102,081)   (80.0%)       (12,962)   (7.4%)       (1,610)  (1.3%)
Income (loss) from discontinued operations                    446      0.4%           (371)   (0.2%)        1,813    1.5%
Loss on sale of Horizon High Reach                         (3,457)    (2.7%)          ----                   ----
                                                         --------    -----        --------   -----       --------   ----
Net income (loss                                        $(105,092)   (82.3%)      $(13,333)   (7.6%)         $203    0.2%
EBITDA, continuing operations                            $(72,112)    (56.5%)        $(394)   (0.2%)       $9,246    7.5%
Depreciation &  amortization                                9,381                    7,183                 4,157




                     Consolidating Statement of Operations
                                 (In thousands)
                                  (Unaudited)
                          12 MONTHS ENDED JULY 1, 2001

                                            Company   UpRight    Eliminations    Consolidated
                                          ---------------------------------------------------
Revenue                                      2,077     130,957      (5,377)       127,657

Gross loss                                    (325)    (18,388)                   (18,713)
                                            ------     -------     -------       --------
    % of Revenues                           (15.6%)     (14.0%)                     (14.7%)

Operating expenses
    Selling, general and administrative     $5,162      19,906                     25,068
    Product Liability                                    1,441                      1,441
    Impairment of long-lived assets                     31,284                     31,284
    Research and development                     2       4,985                      4,987
                                            ------     -------      -------       -------
        Total Operating Expenses             5,164      57,616                     62,780

Loss from continuing operations            $(5,489)   $(76,004)                  $(81,493)
           % of  Revenues                   (264.3%)    (58.0%)                    (63.8%)


                     Consolidating Statement of Operations
                                 (In thousands)
                                  (Unaudited)
                         12 MONTHS ENDED JUNE 25, 2000

                                            Company   UpRight    Eliminations    Consolidated
                                           -----------------------------------------------------------
Revenue                                       ---     191,895     (16,424)        175,471

Gross profit                                  ---      18,893       1,384          20,277
                                            ------    -------     -------         -------
     % of Revenues                            ---        9.8%      (8.4%)           11.6%

Operating expenses
     Selling, general and administrative     5,008     17,620        (65)         22,693
     Product Liability                                   (773)                       (773)
     Impairment of long-lived assets                     ----                        ----
     Research and development                           5,816                       5,816
                                            ------    -------     -------         -------
           Total Operating Expenses          5,008     22,663        (65)         27,736

Income (loss) from continuing operations   $(5,008)   $(3,770)     $1,319         $(7,459)
           % of  Revenues                               (2.0%)      (8.0%)          (4.3%)

Fiscal Year Ended July 1, 2001 Compared to Fiscal Year Ended June 25, 2000

     Revenue decreased by 27.2% to $127.7 million in fiscal year 2001 from $175.5 million in fiscal year 2001. The decrease in revenue is mainly due to reduced levels of sales of equipment to dealers, primarily in Europe.

     Gross loss for fiscal year 2001 was $18.7 million, a decrease of $39.0 million from gross profit of $20.3 million for fiscal year 2000. Gross margin decreased to a negative 14.7% in fiscal year 2001 compared to a positive 11.6% in fiscal year 2000. The decline in gross profit during fiscal year 2001 compared to fiscal year 2000 is primarily a result of: (1) a $12.1 million inventory reserve related to discontinued product lines and excess levels of inventory (2) significant pricing pressures experienced by UpRight coupled with a change in the sales mix of equipment, resulting in lower gross margins,
(3) a $2.3 million one-time charge related to the write down of inventory at an affiliated European distribution company, (4) a $1.2 million one-time charge related to inventory and manufacturing inefficiencies at UpRight's plants, and (5) manufacturing inefficiencies brought on by delayed materials/parts shipments by vendors due to delayed payments by UpRight in January through mid-February and April through the time of filing for a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Laws on June 12, 2001 by UpRight.

     Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research, development expense and impairment of long-lived assets, were $62.8 million in fiscal year 2001 compared to $27.7 million for fiscal year 2000. SG & A expenses increased by $2.4 million to $25.1 million in fiscal year 2001 compared to fiscal year 2000. The increase in SG & A expenses is primarily due to: (1) an increase in bad debt reserve of $4.9 million to cover slow/non-paying domestic and European customers, (2) a $1.6 million one-time charge related to marketing support costs for European dealers, (3) $0.5 million charge related to a sales tax audit, (3) a reduction of $1.0 million in management fees in fiscal year 2001 compared to fiscal year 2000 (4) a reduction of costs at UpRight as a result of headcount reductions and other cost saving measures. As a percentage of revenue, SG & A expenses were 19.6% in fiscal year 2001 compared to 12.9% for fiscal year 2000. Product liability expense was $1.4 million in fiscal year 2001 compared to $(0.8)
million in fiscal year 2000, due to an increase in product liability expenditures. Research and development expenses for fiscal year 2001 were $5.0 million, compared to $5.8 million in fiscal year 2000. An impairment loss of $31,284 has been recognized as management of UpRight has determined that its planned future operations will not generate cash flow that equals or exceeds the carrying value of its two manufacturing plants and related facilities. As a result, the carrying values of its two manufacturing plants, customer support and administrative facilities, and machinery and equipment have been reduced to fair values.

     Interest expense, net of interest income, increased to $15.2 million for fiscal year 2001 from $13.7 million for fiscal 2000, due primarily to increased borrowings at UpRight.

     Income tax for fiscal year 2001 was an expense of $5.1 million compared to a benefit of $9.3 million for fiscal year 2000. The Company's effective tax rate was 5.2% for fiscal year 2001 compared to a minus 41.9% for fiscal year 2000. The income tax expense for fiscal year 2001 reflects a reduction in deferred tax assets due to FAS 109 requirements.

     Income from discontinued operations, net of income taxes, for fiscal year 2001 was $0.4 million compared to a loss from discontinued operations, net of income taxes, of $0.4 million for fiscal year 2000. The income from discontinued operations reflects the operations of Horizon, which was sold to United on September 29, 2000. The effective date of this sale for financial reporting purposes was July 31, 2000. The loss on sale of Horizon, net of income taxes, was $3.5 million, reflecting final adjustments to the purchase price of Horizon by United and charges related to the discount on the sale of a United Promissory Note.

     Net loss for fiscal year 2001 was $105.1 million, representing an increase of $91.8 million from the net loss of $13.3 million for fiscal year 2000, as a result of the factors described above.

Fiscal Year Ended June 25, 2000 Compared to Fiscal Year Ended June 27, 1999

     Revenue increased by 42.6% to $175.5 million in fiscal year 2000 from $123.1 million in fiscal year 1999. The increase of $52.4 million was primarily attributable to increased revenue from sales of new equipment to Europe and domestically.

     Gross profit for fiscal year 2000 was $20.3 million, a decrease of $10.9 million over gross profit of $31.2 million for fiscal year 1999. The decrease in gross profit is attributable to lower gross margins, which decreased to 11.6% for fiscal year 2000 compared to 25.3% for the previous fiscal year.
The  decline  in  gross   profit  is   primarily   a  result  of   manufacturing
inefficiencies at UpRight due to: (1) ramp-up of production at the Madera facility, particularly relating to the inexperienced work force and the need to increase the size of the work force in the first half of the fiscal year in anticipation of higher production levels in the second half of the fiscal year; (2) low volume of production at the Madera facility due to slower than anticipated boom sales; (3) delays in bringing on-line the continuous flow paint facility in Madera, which only became operational on all lines late in the second quarter; (4) parts shortages, primarily the result of certain vendors' inability to supply quality parts on time, as well as parts availability problems resulting from changes which were initiated while attempting to improve the inventory management process and performance; and
(5) inefficiencies at the Selma facility in producing to the higher production levels in the six months ended June 25, 2000. In addition, UpRight experienced pricing pressures in the second, third and fourth quarters.

     Operating expenses, consisting of selling, general and administrative expenses, product liability and research and development expenses were $27.7 million for fiscal year 2000 compared to $26.2 million for the same period last  year.  SG & A  expenses  increased  by $5.6  million  to $22.7  million in fiscal year 2000 compared to fiscal year 1999. The increase in SG & A expenses is primarily due to increased marketing and administrative costs at UpRight, which are required to support the increased manufacturing capacity of UpRight following the ramp-up of production at the Madera facility. As a percentage of revenue, SG & A expenses were 12.9% for fiscal year 2000 compared to 13.9% for fiscal year 1999. Product liability expense decreased by $1.1 million in fiscal year 2000 compared to fiscal year 1999, due to a decrease in product liability reserves, determined through analytical review. Research and development expenses for fiscal year 2000 were $5.8 million, a decrease of $2.9 million compared to fiscal year 1999. The decrease in research and development expenses is primarily related to reduced new product development following the introduction of the additional boom lift products in fiscal 1999, as well as $0.3 million which had previously been expensed, but was subsequently recovered as a result of a favorable sales tax ruling.

     Interest expense, net of interest income, increased to $13.7 million for fiscal year 2000 from $7.8 million for fiscal year 1999 due primarily to a decrease in interest income related to lower cash balances at the Company as well as increased borrowings at UpRight.

     Income taxes in fiscal year 2000 were a benefit of $9.3 million compared to a benefit of $1.3 million in fiscal year 1999. The income tax benefit is primarily due to losses in fiscal year's 2000 and 1999.

     Loss from discontinued operations, net of income taxes, for fiscal year 2000 was $0.4 million compared to income from discontinued operations, net of income taxes, of $1.8 million for fiscal year 2000. The income from discontinued operations reflects the operations of Horizon.

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

     On June 12, 2001, UpRight, Inc. filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Laws. The Chapter 11 case is administered by the United States Bankruptcy Court for the Eastern District of California, Fresno Division. UpRight, Inc. is operating its business as debtor-in-possession which requires certain of its actions to be approved by the bankruptcy court. UpRight intends to submit a plan of reorganization to the bankruptcy court. Discussions with debt holders and other creditors of UpRight are in the preliminary stages and there can be no assurance that an agreement regarding a reorganization will be reached.

   The Company's cash balance as of July 1, 2001 was $2.4 million. This cash is used for general corporate purposes. UpRight's revolving line of credit from a major financial institution of $20.0 million matured on February 15, 2001. As of July 1, 2001, UpRight had utilized $20.0 million of its revolving line of credit. All of Horizon's facilities were terminated at the time of sale to United.

     The Company's working capital was $(43.6) million and $47.5 million at July 1, 2001 and June 25, 2000, respectively. The decrease in working capital during the fiscal year is mainly due to: (1) the reclassification of the Senior subordinated notes payable ($78.3 million) from long-term to current, due a default of the note indenture agreement, (2) a decrease in inventory of $26.6 million, of which $12.1 million is the result of additional reserves due to discontinued product lines and excess inventory, (3) a decrease in accounts receivable of $22.6 million, of which $4.9 million is due to additional bad debt reserves and (4) the reclassification of pre-petition accounts payable, accrued expenses and current portion of long-term debt to liabilities subject to compromise.

     The Company's outstanding debt at July 1, 2000 was $78.3 million of Senior subordinated notes and $49.6 million of debt subject to compromise compared to $194.3 million at June 25, 2000. The decrease in outstanding debt is primarily due to the repurchase of $26.5 million of the Senior Subordinated Notes Payable, as well as the sale of Horizon. Cash and cash equivalents were $2.4 million and $3.3 million at July 1, 2001 and June 25, 2000, respectively.

     Net cash used by operating activities was $16.2 million in fiscal year 2001 compared to net cash used by operating activities of $36.2 million for fiscal year 2000. The improvement in net cash used by operating activities of $20.0 million is primarily related to: the decrease in accounts receivable of $53.2 million during fiscal year 2001 compared to fiscal year 2000, the decrease in inventory of $36.8 million, the impairment of long-lived assets of $31.3 million, the decrease in deferred income taxes of $13.9 million, a $10.0 million decrease in prepaid expenses and other assets, partially offset by the increase in the net loss in fiscal year 2001 compared to fiscal year 2000 which accounted for $91.8 million, a decrease in accounts payable and accrued expenses, net of liabilities subject to compromise of $28.7 million, and a decrease in depreciation and amortization of $8.6 million, due to the sale of Horizon, effective July, 2000. The decrease in accounts receivable is attributable to smaller volume of sales in fiscal 2001 compared to fiscal 2000, the sale of Horizon and an additional UpRight's $4.9 million bad debt reserve. The decrease in inventory is due to the sale of Horizon and a reduction in inventory at UpRight, partially due to a $12.1 million inventory reserve related to discontinued product lines and excess inventory levels. The impairment of long-lived assets is for plant and equipment which will no longer be used in the business or will be written down to fair market value. The decrease in deferred income taxes is due to FAS 109, regarding the doubtfulness of the ability to recover the deferred tax asset. The decrease in prepaid expenses and other assets is due primarily to a reclassification of income tax benefits to other, net. The decrease in account payable and accrued expenses is due primarily to the reclassification to liabilities subject to compromise and as a result of the sale of Horizon.

     Net cash provided by investing activities was $32.3 million in fiscal year 2001 compared to net cash used by investing activities in fiscal 2000 of $18.4 million. The change in net cash provided compared to net cash used by investing activities resulted primarily from the sale of Horizon (rental fleet), as well as a decrease in cash used for the purchase of property, plant and equipment, which totaled $9.0 million for fiscal year 2001 compared to $26.7 million for fiscal year 2000. Net cash used by investing activities in fiscal year 2000 was to acquire and build facilities for Horizon, buy new manufacturing equipment for UpRight's Selma and Madera, California facilities and upgrade Horizon's rental fleet.

     Net cash used by financing activities was $17.0 million in fiscal year 2001 compared to net cash provided of $44.5 million in fiscal year 2000. The change in net cash used compared to net cash provided by financing activities is primarily due to the payoff of Horizon's debt of $37.7 at the time of its sale to United during fiscal year 2001, compared to the borrowings by Horizon of $29.2 million during fiscal year, the repurchase of a total of $26.5 million of Senior Subordinated Notes Payable in December, 2000 and February, 2001 by the Company, a $6.0 million repayment in July, 2000 by UpRight for a manufacturing equipment facility, and a $4.0 million repayment in October, 2000 by UpRight of a real estate related facility.

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

     The Company manufactures its products in the United States and sells these products in that market as well as international markets, principally Europe. As a result of the sales of its products in foreign markets, the Company's earnings can be affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies resulting from transactions in foreign markets. In addition, changes in exchange rates may also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive.




                       W.R. CARPENTER NORTH AMERICA, INC.
                                AND SUBSIDIARIES


                   Index to Consolidated Financial Statements

                                                                  Page
                                                                 Number

Independent Auditors' Report on Consolidated Financial Statements           19

Consolidated Balance Sheets - July 1, 2001 and June 25, 2000                20

Consolidated Statements of Operations - Years ended July 1, 2001,
    June 25, 2000 and June 27, 1999                                         21

Consolidated Statements of Stockholder's Equity (Deficit) - Years Ended
    July 1, 2001, June 25, 2000 and June 27, 1999                           22

Consolidated Statements of Cash Flows - Years Ended July 1, 2001,
    June 25, 2000 and June 27, 1999                                         23

Notes to Consolidated Financial Statements                                  24-39

Consolidated Financial Statements Schedules:

Schedule II - Valuation and Qualifying Accounts                             40



Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of W.R. Carpenter North America, Inc.
Fresno, California

We have audited the consolidated balance sheets of W.R. Carpenter North America, Inc. and subsidiaries as of July 1, 2001 and June 25, 2000 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended July 1, 2001 and the related financial statement schedule listed in the accompanying index at item 8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with accounting principles generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W.R.
Carpenter North America, Inc. and subsidiaries as of July 1, 2001 and June 25, 2000 and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has experienced significant losses from continuing operations. Further, on June 12, 2001, the Company's remaining operating subsidiary, UpRight, Inc., filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Laws. The Chapter 11 case is administered by the United State Federal Bankruptcy Court for the Eastern District of California, Fresno Division. UpRight, Inc. is operating its business as debtor-in-possession which requires certain of its actions to be approved by the bankruptcy court. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern which contemplates the realization of assets and payment of liabilities in the ordinary course of business. The appropriateness of the Company continuing to present consolidated financial statements on a going concern basis is dependent upon, among other things, the terms of UpRight, Inc.'s confirmed plan of reorganization and the ability to generate sufficient cash from operations and financing sources to meet obligations.

PANNELL KERR FORSTER
Certified Public Accountants
A Professional Corporation

Los Angeles, California
September 21, 2001

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Amounts in thousands)
                                     Assets

                                                                 July 1,         June 25,
                                                                  2001             2000
                                                                --------        ---------
Current assets
   Cash and cash equivalents                                    $  2,377        $  3,295
   Accounts receivable (net of allowance for doubtful
   accounts of $1,673 and $713, respectively)                     11,900          41,878
   Due from factor                                                   -             4,193
   Affiliates receivable (net of allowance for
   doubtful accountsof $3,797 and $0, respectively)               10,479          20,947
     Inventories                                                  13,214          49,068
     Prepaid expenses and other                                    2,167           8,166
     Income taxes receivable                                       1,722           2,949
     Deferred income taxes                                            --           2,381
                                                                 -------        --------
                  Total current assets                            41,859         132,877
Property, plant and equipment, net                                20,768         111,589
Other assets                                                       6,176           7,816
Affiliates receivable, long-term                                     -             1,388
Deferred income taxes, long-term                                     -               507
Cash restricted as collateral                                      8,300           5,000
                                                                 -------        --------
Total assets                                                     $77,103        $259,177
          Liabilities and Stockholder's Equity (Deficit)
Current liabilities
     Senior subordinated notes payable, in default               $78,333        $     -
     Accounts payable                                                 51          35,081
     Accrued expenses                                              7,036          12,810
     Current portion of long-term debt                               -            37,483
                                                                 -------        --------
                  Total current liabilities                       85,420          85,374

Liabilities subject to compromise of UpRight, Inc.
   subsidiary in Chapter 11 reorganization                        81,715            -
Senior subordinated notes payable                                    -           104,667
Long-term debt, net of current portion                               -            52,184
Other long-term liabilities                                          -             1,892
                                                                 -------        --------
                  Total liabilities                              167,135         244,117
                                                                 -------        --------
Commitments and contingencies

Stockholder's equity (deficit)
     Common stock, Class A-$1 par value; 70 shares authorized,
     55 shares issued and outstanding                                 55               55
     Common stock, Class B - $1 par value; 35 shares
     authorized, 5 shares issued and outstanding                       5                5
     Preferred stock-$1 par value; 25 shares authorized,
     issued and outstanding                                           25               25
     Additional paid-in capital                                    8,767            8,767
     Cumulative currency translation adjustment (CTA)              2,084            2,084
     Retained earnings (deficit)-on July 3, 1994, a deficit of
      $31,395 was eliminated due to a subsidiary's
      quasi-reorganization)                                     (100,968)           4,124
                                                                --------        ---------
            Total stockholder's equity (deficit)                ( 90,032)          15,060
                                                                --------        ---------
Total liabilities and stockholder's equity (deficit)          $   77,103        $ 259,177

See notes to the consolidated financial statements


              W.R. Carpenter North America, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                 (Amounts in thousands, except per share data)


                                                                   Years Ended
                                                                 --------------------------------------
               .                                                    July 1,      June 25,      June 27,
                                                                     2001          2000          1999
                                                                 ----------     ---------      --------
Revenues                                                           $127,657      $175,471      $123,087

Cost of Revenues                                                    146,370       155,194        91,841
                                                                   ________     _________      ________
Gross profit (loss)                                                 (18,713)       20,277        31,246
                                                                   ________     _________      ________
Operating expenses
   Selling, general and administrative                               25,068        22,693        17,115
   Product liability                                                  1,441          (773)          351
   Research and development                                           4,987         5,816         8,691
   Impairment of long-lived assets                                   31,284          --             - -
                                                                  _________     _________      ________
               Total operating expenses                              62,780        27,736        26,157
                                                                  _________     _________      ________
Operating income (loss) from continuing operations                  (81,493)       (7,459)        5,089
Other income (expense)
  Interest expense, net                                             (15,158)      (13,680)       (7,802)
  Foreign exchange                                                      (14)       (1,095)          106
  Other                                                                (341)          (60)         (341)
                                                                  _________     _________      ________
Loss from continuing operations before
     Provision (benefit) for income taxes                           (97,006)      (22,294)       (2,948)
Provision (benefit) for income taxes                                  5,075        (9,332)       (1,338)
                                                                  _________     _________      ________
Loss from continuing operations                                    (102,081)      (12,962)       (1,610)
Discontinued operations
     Income (loss) from discontinued operations
      Horizon High Reach, net of tax effect of
      $0, $289 and $1,549, respectively                                 446          (371)         1,813
     Loss on sale of Horizon High Reach                              (3,457)          --             ---
                                                                  _________     _________       ________
Net income (loss)                                                 $(105,092)     $(13,333)      $    203
Income (loss) per common share from continuing operations
Net income (loss) per common share                                $  (1,752)     $   (222)      $      3
                                                                  _________     _________       ________
Weighted average number of common shares                             60,000        60,000         60,000
                                                                  _________     _________       ________

See notes to the consolidated financial statements






              W.R. Carpenter North America, Inc. and Subsidiaries
           Consolidated Statements of Stockholder's Equity (Deficit)
            Years Ended July 1, 2001, June 25, 2000 and June 27, 1999
                             (Amounts in thousands)

                                                                                    Accumulated                    Total
                                                                     Additional       Other         Retained    Stockholder's
                                   Common Stock   Preferred Stock     Paid-in      Comprehensive    Earnings      Equity
                                 Shares  Amounts   Shares Amounts     Capital       Income (CTA)    (Deficit)    (Deficit)
                                ________________  _______________   ____________   ______________   __________  ______________
Balance, June 28, 1998             60     $60       25      $25        $8,767          $2,084        $ 23,754     $ 34,690

     Net income                     -       -        -        -             -               -             203          203

     Dividends paid                 -       -        -        -             -               -          (6,500)      (6,500)
                                  ___     ___      ___     ____        ______          ______         _______      _______

Balance, June 27, 1999             60      60       25       25         8,767           2,084          17,457       28,393

     Net loss                       -       -        -        -             -               -          13,333)     (13,333)
                                  ___     ___      ___     ____        ______          ______       _________     ________

Balance, June 25, 2000             60      60       25       25         8,767           2,084           4,124       15,060

     Net loss                       -       -        -        -             -               -        (105,092)    (105,092)
                                  ___     ___      ___     ____        ______         _______       _________     ________


Balance, July 1, 2001              60     $60       25      $25        $8,767          $2,084       $(100,968)   $ (90,032)
                                  ___     ___      ___     ____        ______         _______       __________    ________

See notes to the consolidated financial statements



                       W.R. Carpenter North America, Inc.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)


                     Years Ended                                                July 1, 2001    June 25, 2000    June 27, 1999
                                                                                ____________    _____________   _____________

Cash flows from operating activities
     Net income (loss)                                                           $(105,092)      $ (13,333)     $     203
                                                                                 __________      _________      _________
     Adjustments to reconcile net income (loss) to
      net cash (used) by operating activities
         Depreciation and amortization                                               9,381          18,008         13,262
         Loss on sale of Horizon High Reach                                          3,457             -
         Gain on disposition of property, plant and equipment                           71            (880)        (2,163)
         Impairment of long-lived assets                                            31,284             716            408
         Deferred income taxes, net                                                  5,075          (6,138)         2,113
         Changes in operating assets and liabilities
              Accounts receivable                                                   18,381         (26,454)       (10,784)
              Due from factor                                                        4,193          (4,193)           -
              Inventories                                                           26,550         (10,251)       (13,532)
              Prepaid expenses and other assets                                      1,958          (7,961)          (650)
              Accounts payable                                                     (30,731)          8,248          8,805
              Accrued expenses                                                     (11,169)          8,194         (2,592)
              Liabilities subject to compromise                                     32,313             -              -
              Other, net                                                            (1,877)         (2,126)        (2,524)
                  Total adjustments                                                 88,886         (22,837)        (7,657)
                  Net cash (used) by operating activities                          (16,206)        (36,170)         (7,454)
Cash flows from investing activities
     Additions to property, plant and equipment                                     (9,023)        (26,670)       (65,065)
     Proceeds from disposition of property, plant and equipment                        788           8,281          6,917
     Proceeds from sale of Horizon High Reach                                       40,503             -              -
     Acquisition, net of cash acquired                                                 ---              --         (2,262)
              Net cash provided (used) by investing activities                      32,268         (18,389)       (60,410)

Cash flows from financing activities
     Proceeds from long-term debt                                                   10,138         106,789         81,725
     Repayment of long-term debt                                                   (41,952)        (63,983)       (55,294)
     Affiliates receivable                                                          18,134           6,720         (2,408)
     Restricted cash                                                                (3,300)         (5,000)            -
     Dividends paid                                                                    -               ---         (6,500)
              Net cash provided (used) by financing activities                     (16,980)         44,526          17,523
Net decrease in cash and cash equivalents                                             (918)      (10,033)        (50,341)
Cash and cash equivalents at beginning of year                                       3,295          13,328         63,669
Cash and cash equivalents at end of year                                         $   2,377     $     3,295       $ 13,328
Supplemental disclosure of cash flow information:
     Cash used for interest payments                                              $ 11,334       $  17,708       $ 13,502

     Cash used for income tax payments                                        $        ---     $       229      $   2,320

See note 19 for additional supplemental information to consolidated statements of cash flows.


See notes to the consolidated financial statements

              W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)




Note 1 - The Company

Business

W.R. Carpenter North America, Inc. (the Company), incorporated in 1975 under the laws of the State of Delaware, serves as the holding company for its operating subsidiaries UpRight, Inc. (UpRight), and through September 29, 2000, Horizon High Reach, Inc. (Horizon).

UpRight was incorporated in California in 1947, and its stock was publicly traded from 1980 until 1988 when it was acquired by an affiliate of the
Company. In 1988, through a corporate reorganization, UpRight became a wholly-owned subsidiary of the Company. Prior to 1989, Horizon was an independent company in the business of renting and selling aerial work equipment in Southern California. In 1989, UpRight acquired the assets of Horizon which were merged into the retail division of UpRight's North American Operations. In 1994, Horizon became a separate, wholly-owned subsidiary of the Company. Although Horizon was a distributor for UpRight products, the two companies had separate management teams and operated on an independent basis.

UpRight is a manufacturer, distributor and international marketer of aerial work platforms. Sales are made principally to independent distributors who rent and sell UpRight's products to a broad customer base, which includes end users in the industrial, commercial, institutional and construction markets.

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

Horizon was an industrial equipment rental, sales and service equipment company serving a diverse range of customers from 17 domestic locations. Horizon's rental fleet consisted primarily of aerial work platforms, portable lift products, self-propelled scissor lifts and boom lift products, telescopic material handlers and forklifts. Horizon rented equipment on a daily, weekly and monthly basis and, occasionally, for longer periods. Horizon was also a distributor of new equipment for several leading manufacturers and sold used equipment from its rental fleet, in addition to complementary parts, supplies and accessories.

On September 29, 2000, the Company sold all of the assets and outstanding capital stock of Horizon to United Rentals, Inc. for total consideration of $90 million (subject to certain adjustments based on a post-closing audit). At closing, the Company received consideration consisting of $50 million in cash and liabilities paid by the buyer and two senior unsecured 5 year promissory notes in the aggregate principal amount of $40 million.

              W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)


Note 1 - The Company (continued)

UpRight's petition for relief under Chapter 11

On June 12, 2001, UpRight filed a petition for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of California. Under Chapter 11, certain claims against UpRight in existence prior to the filing of petitions for relief under Federal bankruptcy laws are stated while UpRight continues business operations as Debtor-in-possession. These claims are reflected in the consolidated balance sheet at July 1, 2001 as "Liabilities subject to compromise of UpRight, Inc. subsidiary in Chapter 11 reorganization," and UpRight's condensed financial statements below under the caption "Liabilities, subject to compromise." Additional claims (also liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against UpRight's assets ("secured claims") are also stated, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on Upright's property, plant and equipment.

UpRight has determined that there is sufficient collateral to cover the interest portion of scheduled payments on certain of its secured prepetition debt obligations. Contractual interest on these obligations therefore equals interest expense for financial reporting purposes. UpRight has determined there is insufficient collateral to cover the interest portion of its remaining secured prepetition debt obligations, and therefore has discontinued accruing interest on these obligations after the petition filing date. Contractual interest on these debt obligations is $105 greater than the amount reported in the accompanying consolidated financial statements and UpRight's condensed financial statements below.

UpRight's condensed balance sheet as of July 1, 2001 and condensed statements of operations and cash flows for the year then ended are as follows:

Condensed balance sheet

                                                                   2001
                                                                (000's)
Assets
Current assets
     Cash and cash equivalents                                $   1,302
     Accounts receivable, net                                    25,824
     Inventories, net                                            17,619
     Prepaid expenses                                             1,632
                  Total current assets                           46,377

Property, plant and equipment, net                               18,579

Total assets                                                    $64,956



               W.R. Carpenter North America, Inc and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)

Note 1 - The Company (continued)
                                                                2001
                                                               (000's)

Liabilities and Stockholder's Deficit

Current liabilities, not subject to compromise
  Postpetition accounts payable and accrued liabilities        $    396

Liabilities, subject to compromise
  Prepetition accounts payable and accrued expenses              34,745
  Prepetition debt obligations                                   49,572

Stockholder's deficit                                           (19,757)
Total liabilities and stockholder's deficit                  $   64,956
Condensed statement of operations

Revenues                                                     $  130,957
Cost of revenues                                                149,345

                  Gross loss                                    (18,388)
Operating expenses
     Selling, general and administrative                         19,906
     Product liability                                            1,441
     Research and development                                     4,985
     Impairment of long-lived assets                             31,284
                  Total operating expenses                       57,616
Loss from operation                                             (76,004)
Other income (expense)
         Interest expense, net                                   (6,302)
         Foreign exchange                                           (14)
         Other                                                     (341)
         Income tax benefit                                       5,470
Net loss                                                      $ (77,191)
Condensed statement of cash flows
Net cash provided by operating activities                     $   2,635
Net cash used by investing activities                              (184)
Net cash used by financing activities                            (1,165)
Net increase in cash and cash equivalents                         1,286
Cash and cash equivalents at beginning of year                       16
Cash and cash equivalents at end of year                      $   1,302
Supplemental disclosures of cash flow information
     Cash used for interest payments                          $   6,220

     Cash used for tax payments                               $        ---

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)

Note 2 - Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, UpRight and, through July 31, 2000, the effective date of its disposition, Horizon. In consolidation, all significant intercompany balances and transactions are eliminated.

Cash flows

For purposes of the statement of cash flows, the Company considers all cash investments and related deposits purchased with a maturity of three months or less to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, depreciation, product warranty expense, income taxes, product liability reserves, and other contingencies. Actual future results could differ from those estimates.

Revenue recognition

The Company's subsidiaries recognize revenue from equipment sales upon shipment. Revenue from rentals is recognized ratably over the term of the rental contract, and sales of rental equipment are recognized once a purchase option has been exercised, pursuant to the applicable rental share agreement.

Inventories

Horizon's inventories are valued at the lower of cost or market and cost is determined using an average costing method, which approximates the first-in, first-out (FIFO) method. UpRight's inventories are valued at the lower of standard costs, which approximates FIFO, or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value. Excess inventory levels not reasonably expected to be realized within one year are classified as long-term assets in the consolidated balance sheets.

Property, plant and equipment

Property, plant and equipment are stated at cost. When units of property are disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Sales of rental equipment are reflected as used sales equipment in the accompanying consolidated financial statements. Cost of used equipment sales consists of the net book value of the equipment sold plus costs directly associated with the sale. (See note 8 regarding assets acquired through acquisition.)

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
(Amounts in thousands except per share amounts)




Note 2 - Summary of significant accounting policies (continued)

Property, plant and equipment (continued)

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

Other assets

Noncompete covenants are amortized using the straight-line method over the terms of the respective agreements, two to five years. Goodwill represents the excess purchase price paid over the fair market value of the assets of companies acquired by Horizon. Goodwill was amortized over 10 years on a straight-line basis through the date of sale of Horizon. Debt issue costs are amortized on a straight-line basis over the term of the related debt.

Impairment of long-lived assets

The Company reviews long-lived assets and identifiable intangibles whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted cash flows associated with these assets. At the time evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the assets' carrying value, the assets are adjusted to their fair values.

In connection with UpRight's bankruptcy filing on June 12, 2001, its manufacturing, customer support and administrative operations were considerably reduced. Subsequent to July 1, 2001, UpRight commenced manufacturing operations on a reduced basis. As part of its current operations and the ongoing development of its plan of reorganization, management of UpRight has determined that its planned future operations will not generate cash flow that equals or exceeds the carrying value of its two manufacturing plants and related facilities. As a result, the carrying values of its two manufacturing plants, customer support and administrative facilities, and machinery and equipment have been reduced to fair values. As a result, an impairment loss of $31,284 has been recognized in the consolidated financial statements as of July 1, 2001. Fair value for the
manufacturing   and  related   facilities   was   determined  by  management  in
consultation with a commercial real estate broker. The fair value of machinery and equipment was determined by estimated liquidation value of specifically-identified assets that will not be used in planned future operations.

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

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)



Other comprehensive income

The Company has no material components of other comprehensive income (loss) and, accordingly, net income (loss) is equal to comprehensive income (loss) for all periods presented.

Derivative financial instruments

The Company frequently holds certain derivative instruments designated as hedges. These instruments have a high correlation with the underlying exposure. Accordingly, gains and losses from changes in derivative fair values are deferred. The Company currently uses purchased foreign currency contracts to hedge foreign currency risk on inventory purchases. The Company also enters into interest rates swaps to hedge interest rate risk on the Company's outstanding debt. All derivatives are off-balance-sheet and therefore have no carrying value. Derivatives generally have initial terms of less than one year.

Income taxes

The  Company  files a  consolidated  tax return with its  subsidiaries.  Current and deferred taxes are recorded for differences in the timing of the recognition of revenues and expenses for financial reporting and income tax purposes. Deferred taxes result primarily from the use of accelerated depreciation methods for income tax purposes, timing in the deduction of state income taxes, capitalization of certain costs in inventories for tax purposes, asset impairment reserves, and differences in the recognition of certain accruals for tax and financial statement purposes.

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

Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform with 2001 classifications. These reclassifications have no effect on equity or net income as previously reported.

Note 3 - Factored receivables

During fiscal 2000, UpRight entered into a factoring agreement to factor certain of its accounts receivable, cancelable on written notice. All factored accounts receivable are sold with recourse; ie: UpRight bears the credit risk and UpRight is contingently liable to the factor for merchandise disputes and customer claims on all receivables acquired by the factor. During fiscal 2001, the factoring agreement was terminated.

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)



Note 4 - Inventories

Inventories consist of the following:

                                                   2001
                                    _________________________________
                                    Short-term   Long-term     Total
    Finished goods                  $  4,903      $     -     $ 4,903
    Work-in-progress                   1,997            -       1,997
    Raw materials                      6,314        4,405      10,719
                                    ________      _______     _______
                                    $13,214       $ 4,405(a)  $17,619
                                    ________      _______      ______


                                                  2001
                                   ___________________________________
                                   Short-term    Long-term     Total
   Finished goods                   $19,427      $             $19,427
   Work-in-progress                   1,545         -            1,545
   Raw materials                     28,096         ---         28,096
                                    _______      _______      ________
                                    $49,068(a)   $  ---        $49,068

(a) Included in other assets

A reserve of $13,689 and $1,397 for fiscal years 2001 and 2000, respectively, has been deducted from inventories for potential obsolescence.


Note 5 - Property, plant and equipment

Property, plant and equipment consists of the following:

                                                   2001(a)        2000
                                                  _________     _________
    Land                                          $     105     $     703
    Building and improvements                        11,960        20,429
    Machinery and equipment                           3,568        59,615
    Rental equipment                                  5,472        76,974
                                                  _________     _________
                                                     21,105       157,721
    Less accumulated depreciation                       337       (46,132)
                                                  _________     _________
                                                    $ 20,768     $111,589

(a) See  note  2   Impairment  of  long-lived  assets.  Certain  items  of
    property, plant and equipment were adjusted to fair value as of July 1, 2001. Depreciation will commence on the 2001 balances in the beginning of fiscal 2002 based upon estimated remaining useful lives.


              W.R. Carpenter North America, Inc. And SUbsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)



Note 6 - Other assets

Other assets consist of the following:
                                                         2001          2000
                                                       _______       ________
     Inventories                                        $4,405        $  ---
     Debt issue costs, net                               2,297          3,362
     Goodwill                                              -            5,534
     Noncompete covenants                                  -              130
     Deposits                                                8            138
                                                         6,710          9,164
     Less accumulated amortization                         ---           (814)
                                                        ______         ______
                                                         6,710          8,350
     Less current portion (included in "
     prepaid and other" current assets)                   (534)          (534)
                                                        ______         ______
     Other assets, net                                  $6,176         $7,816
                                                        ______         ______


Amortization expense related to goodwill costs during 2001, 2000 and 1999 and organizational cost during 2000 was $ -, $832 and $692, respectively. Goodwill and noncompete covenants related to the Horizon High Reach subsidiary that was sold in July 2000.

Note 7 - Accrued expenses

Accrued expenses consist of the following:

                                           2001          2000
                                                        ______      _______
     Accrued wages and employee benefits                $  351       $ 4,465
     Accrued interest                                    1,160           639
     Other                                               5,525         7,706
                                                       _______       _______
     Total                                              $7,036       $12,810


Note 8 - Acquisitions

During 1999, the Company's Horizon subsidiary acquired the stock of an aerial work platform sales, rental and repair company in Colorado (Contractor's Equipment Company of Colorado, Inc.) for $2,262 plus $3,300 of assumed debt. The acquisition of these assets was financed with cash payments, net of cash acquired of $2,262.

The acquisition was accounted for under the purchase method. The excess of cost over management's estimated fair value of the net assets acquired was allocated to goodwill.

Results of the Contractor's Equipment Company of Colorado, Inc. acquisition are included in the consolidated financial statements beginning March 28, 1999. The acquired company was included in the sale of Horizon effective July 31, 2000.

               W.R. Carpenter North America, Inc and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)



Note 9 - Lease obligations

The Company and its subsidiary lease certain office and operating facilities and certain machinery and equipment under operating leases. The following table sets forth minimum payments under operating lease arrangements:

         2002                                          $   494
         2003                                              457
         2004                                              415
         2005                                              307
         2006                                                5
                                                        ______
         Total future minimum lease payments            $1,678


Rent expense under operating leases was $904, $3,311 and $2,896 in fiscal years 2001, 2000 and 1999, respectively.

Note 10 - Long-term debt and credit facilities

Long-term debt consists of the following:

                                                             2001         2000
                                                           ________      _______
 Notes payable obligations and credit facilities secured
 with accounts receivable, inventories and machinery and
 equipment, due in monthly installments of various
 amounts with imputed interest at various rates per
 annum (ranging from 7.7% to 10.5%) due at various
 dates through May 2014                                     $43,827      $83,834

 Variable interest bonds (ranging from 7% to 11%),
 secured by deed of trust and equipment due in
 monthly installments of varying amounts through
 September 2014                                               5,745        5,833
                                                            _______      _______
                                                             49,572       89,667
  Less current portion                                          ---      (37,483)
                                                            _______      _______
                                                            $49,572(a)   $52,184

     (a) Long-term debt was reclassified to liabilities subject to compromise of UpRight, Inc.

On October 27, 1994, the Company's UpRight subsidiary finalized a bonds payable agreement with the Community Redevelopment Agency (Agency) of the City of Selma, California, for purchases of buildings, equipment and tooling. For the fiscal years ended July 1, 2001 and June 25, 2000, the Company made principal payments of $88 and $303 respectively, on the bonds. The total value of bond funds was $7,870, of which $750 is to remain undisbursed as bond reserves remaining with the Agency and unavailable for UpRight's use through the entire term of the bond agreement. As of July 1, 2001 and June 25, 2000, $750 was undisbursed and remained as bond reserves with the Agency. As of July 1, 2001 and June 25, 2000, the bonds payable had outstanding balances of $5,745 and $5,833, respectively, included on the long-term debt and credit facilities schedule above as variable interest bonds.


              W.R. Carpenter North America, Inc . and subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)




Note 10 - Long-term debt and credit facilities (continued)

The following is a five year maturity schedule for long-term debt (excluding the senior subordinated notes). (See note 11.)

                                                                        Notes
                                                           Bonds       Payable
                                                         ________      _______
         2002                                             $ 1,180      $27,205
         2003                                               1,000        5,420
         2004                                                 988        4,309
         2005                                                 932        2,026
         2006                                                 881          506
         Thereafter (2007 to 2014)                          7,834        4,361
                                                          _______      _______
                                                           12,815       43,827
         Less amount representing bond interest             6,320           --
                                                          _______      _______
         Gross present value                                6,495       43,827
         Bond reserve remaining with Agency                   750           --
                                                          _______      _______

         Net present value                                $ 5,745      $43,827
                                                          _______      _______

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

Prior to the bankruptcy filing on June 12, 2001, UpRight had the following credit facilities with Union Bank of California. Facility number one was a revolving line of credit for working capital of up to $20,000. Payment terms for this revolving line were interest-only monthly payments, with the unpaid principal and interest balance due upon maturity. Facility number two and three were loans of $5,800 and $800, respectively, which related to the construction and improvement of the boom manufacturing facility in Madera, California. Payment terms for these loans were over 180 months and due in May 2014. As a result of the bankruptcy filing on June 12, 2001, these liabilities are included in liabilities subject to compromise in the accompanying consolidated balance sheet.

              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)



Note 11 - Senior subordinated notes

On June 4, 1997,  the Company  filed a private  placement  offering of $105,000,
10.625 percent senior subordinated notes due in 2007 (the Notes). The Notes are guaranteed by the subsidiaries and are subordinated to all senior indebtedness of the subsidiaries. The notes are reflected in accompanying balance sheets net of unamortized discount of $211 and $333 at July 1, 2001 and June 25, 2000, respectively. The effective interest rate is approximately 10.68%.

The Company applied the net proceeds to repay the outstanding indebtedness and various term loans of the subsidiaries, finance capital expansion programs, and fund acquisitions in complementary businesses.

The terms of the Notes contain covenants that, among other things, restrict the ability of the Company and its subsidiaries to (i) incur additional indebtedness; (ii) pay dividends and make distributions; (iii) issue stock of subsidiaries; (iv) make certain investments; (v) repurchase stock; (vi) create liens; (vii) enter into transactions with affiliates; (viii) enter into sale and leaseback transactions; (ix) create dividend or other payment restrictions affecting subsidiaries; (x) merge or consolidate the Company or any of the guarantors; and (xi) transfer or sell assets. These covenants are subject to a number of exceptions as defined in the agreement. As of July 1, 2001, the notes were in default due primarily to the Chapter 11 bankruptcy filing of UpRight. As a result of the default, the outstanding notes are classified as current liabilities in the fiscal 2001 consolidated balance sheet.

As of July 1, 2001, $64,815 of the notes have been acquired by an affiliate of the Company.

Note 12 - Employee benefit plans

Employees of UpRight participate in the Taxsaver's Investment Plan (UpRight 401(k) Plan). The UpRight 401(k) Plan was originally adopted effective as of January 1, 1984, as an addition to the Company's Employee Stock Ownership Plan, originally adopted in January 1, 1975. The Company's Employee Stock Ownership Plan was terminated in 1987. UpRight makes fixed contributions to the UpRight 401(k) Plan for each year in an amount equal to 4% of the compensation  of  all  eligible  participants,  plus  up  to  an  additional  2%
matching of participants' contributions. The UpRight 401(k) Plan also contains features that allow employees to save money before paying Federal income tax on the amount saved. The UpRight 401(k) Plan covers all employees and is administrated by a Plan Committee, whose members are appointed by UpRight's Board of Directors. The UpRight 401(k) Plan is intended to conform to the provisions of the Employee Retirement Income Security Act of 1974. Contributions to the UpRight 401(k) Plan are fully vested as of December 31 in the year in which such contributions were made. Contributions of approximately $945, $909 and $698 were made by UpRight during 2001, 2000 and 1999, respectively.

Through the effective date of it's sale in July 2000, employees of Horizon participated in the Horizon High Reach 401(k) Plan (Horizon 401(k) Plan). Participation in this defined contribution plan was available to all full-time employees who have completed at least one year of service and attained the age of 21. Horizon made fixed contributions to the Horizon 401(k) Plan for each year in an amount up to 4% of the compensation of all eligible participants. In addition to the fixed annual contribution, Horizon was required to make a matching contribution equal to the participant's elective contribution up to 2% of the participant's compensation for the calendar year. Employee contributions to the Horizon 401(k) Plan were fully vested. Employer contributions were vested in 20% annual increments beginning after the second year of participation in the Horizon 401(k) Plan, with full vesting occurring after the sixth year of participation. Employees were fully vested upon their 65th birthday. Employees of Horizon who had been employed by UpRight or Horizon for one year as of December 31, 1993 were fully vested in the Horizon 401(k) Plan. During 2001, 2000 and 1999. Horizon expensed and accrued $193, $648, and $457, respectively, under the Horizon 401(k) Plan.


               W.R. Carpenter North America, Inc and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)


Note 13 - Capital stock

The  Company  is  authorized  to issue 70  shares  of its $1 par  value  Class A common  stock and 35 shares of its $1 par value  Class B common  stock.  At July
1, 2001,  June 25,  2000 and June 27,  1999,  55 shares of Class A common  stock and 5 shares of Class B common  stock were issued and  outstanding.  The Class A and Class B shares have equal  voting  rights and,  subject to the rights of the
Company's   preferred   shares,   equal  rights  as  to   dividends   and  other
distributions.

The  Company  is  also  authorized  to  issue  25  shares  of its  $1 par  value preferred  stock,  all of which was issued and outstanding at July 1, 2001, June
25, 2000 and June 27,  1999.  The  preferred  shares  have no voting  rights and have  preference  over both classes of common  stock as to  dividends  and other
distributions.   The   preferred   shares  are  entitled  to  a  $10  per  share
preferential  distribution  before any  distribution  to common  shareholders in the event the Company is dissolved or liquidated.

Note 14 - Provision for income taxes

The provision (benefit) for income taxes consists of the following

                                                     2001     2000     1999 -
  Current
      Federal                                       $    -    $(2,905)   $   125
      State                                              -          -         25
                                                         -     (2,905)       150
  Deferred                                            5,075    (6,138)        61
                                                     ______   _______    _______
                                                      5,075    (9,043)       211
  Amounts included in discontinued operations           ---       289      1,549
                                                     ______   _______    _______

 Tax provision (benefit)from continuing operations  $5,075    $(9,332)   $(1,338)
                                                     ______   _______    _______


At July 1, 2001, the Company had net operating losses carryforwards for Federal and state income tax purposes of approximately $74,000 and $19,000, respectively, expiring through 2015.

The following is a summary of deferred tax assets and liabilities:



                                        2001                    2000                       1999         .
                                 Current  Noncurrent     Current  Noncurrent    Current   Noncurrent
Deferred tax
 liabilities resulting
 from taxable temporary
 differences                    $  -      $ (3,200)      $ (138) (4,067)         $  (96)    $ (7,714)
Deferred tax assets
 resulting from
 deductible temporary
 differences, loss
 carryforwards, and
 tax credit forwards             8,881      39,284        2,519   4,574           1,544       3,016
                                ______     _______       ______   _____           _____     _______

                                 8,881      36,084        2,381     507           1,448      (4,698)
Valuation allowance             (8,881)    (36,084)           -       -               -           -
                                ______     _______       ______   _____           _____     _______
                              $     -     $      -       $2,381   $ 507         $ 1,448     $(4,698)
                                ______     _______       ______   _____           _____     _______

              W.R. Carpenter North America, Inc and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)


Note 14 - Provision for income taxes (continued)

The provision for income taxes differs from the expense that would result form applying Federal statutory rates to income before taxes because of the inclusion of a provision for state income taxes. In addition, the provision includes deferred income taxes resulting from adjustments in the amount of temporary differences, and for 2001, a 100% valuation allowance for deferred tax assets.

The Company concluded that a deferred tax asset valuation allowance as of June 25, 2000 and June 27, 1999, was not necessary. However, as of July 1, 2001, the Company has made a 100% valuation allowance for its net deferred tax assets.

Note 15 - Reorganization of UpRight, Inc.

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

Note 16 - Leases

UpRight is a party to numerous short-term rental share agreements with purchase options with equipment rental companies. The agreements are being treated as operating leases. UpRight maintains ownership of the equipment during the term of the agreements, which range from four to twelve months in duration. Up until the agreement term expires, the retail equipment company has the option to purchase the rental equipment, reduced by any rental payments made under the agreement. Generally, from the date the equipment is shipped until the equipment rental term expires, UpRight is entitled to receive, either 1) a 40% to 70% share of the rental revenue attributed to the machines rented by the equipment rental companies, or 2) a required monthly rental of 1% to 1.5% of the stated purchase price of the related machines. The majority of the agreements provide a 100% purchase option, however, certain agreements provides a 50% required purchase at term expiration. Cost and accumulated depreciation of the rental equipment at July 1, 2001 and June 25, 2000, was $3,495 and $548, $1,517, and $98, respectively.



              W.R. Carpenter North America, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)



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

Horizon was sued for damages arising out of a traffic accident involving a Horizon employee prior to its sale. As part of the Horizon Sale transaction, the Company assumed the settlement liability for this matter in the amount of $8,800. As of July 1, 2001, $4,662 was unpaid and is included in accrued expenses at July 1, 2001.

Note 18 - Related party transactions

Included in the financial statements are the following related party balances and transactions (see note 23).


                                                             2001        2000
                                                           _______      _______
 Balances due from related parties, including
 $11,456 and $19,804 of trade receivables for
 2001 and 2000, respectively                               $16,387      $25,092

 Note receivable from officer                                  410          425
 Interest and other payables due to related party            6,010          725
 Revenues from related parties"                             72,492       44,497
 Cost of revenues from related parties"                     61,168       35,153
 Purchases from related parties                              2,611        2,397

 Marketing expense incurred with related parties               141        4,151

 Service agreement fees                                          0        1,054


* Revenue and cost of revenue from related parties does not include $1,682 and $36,958 in sales and $921 and $27,840 in cost of sales, for fiscal 2001 and 2000, respectively, to a company where a minority voting interest is owned by an affiliate of UpRight.

On May 12, 1997, the Company entered into a corporate services agreement with Griffin, an affiliate of the Company, pursuant to which Griffin will provide consulting services to the Company, UpRight and Horizon in various areas including operations, finance and accounting, asset management, strategic planning and policy, management organization, marketing, technology, communications, public relations and SEC compliance and reporting. During fiscal years 2001 and 2000, the Company paid an aggregate of $0 and $1,054, respectively, for services rendered by Griffin.

               W.R. Carpenter North America, Inc and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
               (Amounts in thousands except per share amounts)

Note 18 - Related party transactions (continued)

The note receivable due from officer is secured by deed of trust and assignment of rents and real estate owned by the officer. The note receivable carries interest of 7.0%. The principal sum of the note and all accrued and unpaid interest thereon shall be paid in full on or before May 27, 2002.

The former President of the Company resigned effective March 4, 1999 and was granted severance compensation of $1,000.

Note 19 - Supplemental disclosures of cash flow information

Noncash investing and financing activities:

During fiscal 2001 and 2000, inventory was transferred to rental equipment, in the amounts of $4,236 and $4,099, respectively. In addition, transfer of equipment of $6,391 from United Rentals Inc. was used as a non cash payment related to the sale of Horizon.

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

Note 21  Fourth quarter adjustments

Certain fourth quarter adjustments were made in the year ended July 1, 2001 that are significant to the quarter and to comparisons between quarters. These adjustments relate to the Company's UpRight subsidiary's petition for reorganization under Chapter 11. The descriptions and approximate amount of these adjustments are as follows:

  Impairment of long-lived assets                                $ 31,284

  Increase in allowance for product obsolescence                   12,452

  Reserve increase for deferred tax assets                          5,075

  Increase in allowance for doubtful accounts                       4,782

                                                                   $53,593

               W.R. Carpenter North America, Inc and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                 July 1, 2001, June 25, 2000 and June 27, 1999
                (Amounts in thousands except per share amounts)



Note 22 - Recent accounting pronouncements

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations" were issued in June 2001. The Company intends to adopt all three standards as required or permitted as of the beginning of fiscal 2002. The Company does not expect the adoption of these three standards to have a material impact on their financial statements.

Note 23  - Subsequent event

Subsequent to the year ended July 1, 2001, W.R.  Carpenter's  restricted cash of
8.3 million dollars, which served as collateral for an affiliate's loan, was relinquished to Deutsche Financial Services to reduce the affiliate's loan balance. As a result, the restricted cash appearing on the financial statement has been reclassified as an affiliate receivable in the subsequent period.

                                   Schedule II
                        Valuation and Qualifying Accounts
                  July 1, 2001, June 25, 2000 and June 27, 1999
                 (Amounts in thousands except per share amounts)





                                 Balance at   Charged to   Charged to             Balance at
                                 Beginning    Costs and     Other                  end of
                                 of period    Expenses     Accounts   Deductions   Period
Allowances are deducted from
the assets to which they apply

Year ended July 1, 2001
    Reserve for Product
    liability                    $ 3,093        $   (49)    $    -      $   -     $  3,044

    Deferred tax asset
    valuation allowance               -          44,965          -          -       44,965
     Allowance for
       Uncollectible
       Accounts                      713          4,782          -         25        5,470
       Product
       obsolescence                1,397         12,452          -        160       13,689
                                 _______       ________      _____     ______     ________
                                 $ 5,203       $ 62,150          -      $ 185      $67,168

Year ended June 25, 2000
    Reserve for Product
    liability                    $ 5,543       $ (2,400)    $    -      $   50     $ 3,093
    Allowance for
      Uncollectible
      accounts                       618            268          -        173          713
      Product
      obsolescence                   551            999          -        153        1,397
                                 _______        _______      _____     ______     ________
                                  $6,712        $(1,133)    $    -      $ 376      $ 5,203

Year ended June 27, 1999
   Reserve for Product
   liability                      $6,340        $   351     $   -      $1,148      $ 5,543
   Allowance for
     Uncollectible
     accounts                        410            183         -         (25)         618
     Product
     obsolescence                    550            436         -         435          551
                                 _______        _______      _____     ______      _______
                                  $7,300        $   970     $   -      $1,558       $6,712

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


None.


                                    PART III


Item 10. Directors and Executive Officers of the Company.

     The  following  table  sets  forth  certain   information   concerning  the
directors and executive officers of the Company, UpRight and Horizon:

Name                  Age     Position
Robert F. Stowe       57     Chairman of the Board of Directors of the Company
David K. Sargent      62     President and Director of the Company
Graham D. Croot       46     Chief Financial Officer of the Company
Noel Corcoran         55     Secretary of the Company
Peter B. Sawdy        69     Director of the Company
Ian Menzies           42     President of UpRight


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

     David K. Sargent served as Chief Executive Officer of the Company, UpRight and Horizon from 1989 until December 31, 1997 and as President of the Company, UpRight and Horizon from 1989 to June 28, 1998 and has served as President of the Company from March 4, 2000 to the present. He has served as a Director of the Company since 1994. Mr. Sargent resumed the position of President of the Company in March 2000. Prior to 1989, Mr. Sargent was President of Instant Zip-Up Limited, a distributor of UpRight products in the United Kingdom. Mr. Sargent is currently a director of UpRight (U.K.) Limited (formerly Instant Zip-Up Limited).

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

      Ian Menzies has served President of UpRight since March 23, 2001. Mr. Menzies was President of Long-Airdox, a mining equipment company from 1996 until March, 2001, as well as Managing Director of European operations from 1995 to 1996.

Item 11. Executive Compensation.

      The following table sets forth for the last three fiscal years certain compensation information about the Company's chief executive officer and the other persons who served as executive officers of the Company or UpRight during fiscal year 2001 and earned in excess of $100,000 during such year.

                           Summary Compensation Table


                                                        AnnualCompensation    All Other
Name and Principal Position                      Year   Salary     Bonus    Compensation
 David K. Sargent (1).                           2001   $          $
 President of the Company                        2000
                                                 1999

 Graham D. Croot (2)                             2001    433,364    $ 90,000
 Chief Financial Officer of the Company          2000    395,000      90,000
                                                 1999    330,000

 Ian Menzies (3)                                 2001    320,006      91,315     $250,000 (4)
                                                 2000     72,504


(1) Mr. Sargent served as Chief Executive Officer of the Company, UpRight and Horizon until December 31, 1997 and as President of the Company, UpRight and Horizon until June 28, 1998. He resumed the position of President of the
Company in March 2000 due to the departure of Mr. Dillon. Mr. Sargent is acting as President of the Company pursuant to the corporate services agreement with Griffin Group International Management Limited, an affiliate of the Company. See "Item 13 - Certain Relationships and Related Transactions."

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

(4)  Long Term Performance and Deferred Compensation Plan.

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

     Directors' and Officers' Insurance

      Group International Securities Limited, the parent of UpRight International Limited, has purchased liability insurance for the directors and officers of its subsidiaries, including the Company, UpRight and Horizon, effective October 1, 2000, for an aggregate 24 months' premium of $208,700.
Directors and executive officers of the Company will pay no part of this premium. The aggregate insurance coverage under the policy is limited to $15.0 million per policy period, and a $75,000 deductible for each claim, other than claims arising from the Securities and Exchange Commission for which the deductible is $150,000, is payable under the policy by Group International
Securities Limited in respect of any claim made against a director or officer for which Group International Securities Limited has indemnified such director or officer. The Company is currently in negotiations to obtain an extension of this insurance policy or a new policy of liability insurance on similar terms.

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


                                                                        Percentage
Name and Address of Stockholder     Class                    Shares       Of Class
 WRC Holdings, Inc. (1)             Class A Common Stock     55,000        100%
 1775 Park Street                   Class B Common Stock      5,000        100%
 Selma, California 93662            Preferred Stock          25,000        100%


(1) All of the capital stock of WRC Holdings, Inc. is owned beneficially by UpRight International Limited. All of the capital stock of UpRight International Limited is owned beneficially by the Stowe Family Trusts. Mr. Stowe, who is not a beneficiary thereunder, appoints the trustees of the trusts.

Item 13. Certain Relationships and Related Transactions

     On May 12, 1997, the Company entered into a corporate services agreement with Griffin Group International Management Limited ("Griffin"), an affiliate of the Company (the "Company Corporate Services Agreement") pursuant to which Griffin, for a term of one fiscal year commencing June 30, 1997, provides consulting services to the Company, UpRight and Horizon in various areas including operations, finance and accounting, asset management, strategic planning and policy, management organization, marketing, technology, communications, public relations and SEC compliance and reporting. The term of the Company Corporate Services Agreement is automatically extended for additional one-year periods, unless either party gives notice of termination 180 days prior to the end of such fiscal year. During fiscal year 2001, the Company paid $0.0 million to Griffin for such services.

     UpRight International Manufacturing Ltd. ("UpRight Ireland"), an affiliate of the Company located in Ireland, Vectur GmbH ("Instant Deutschland"), an affiliate of the Company located in Germany, UpRight BV, an affiliate of the Company located in the Netherlands, Instant Access Australia Pty. Ltd. ("Instant Australia"), UpRight Japan, Ltd. ("UpRight Japan"), UpRight Malaysian Ltd. ("UpRight Malaysia") and UpRight Access Equipment Asia Pte Ltd. ("UpRight Asia"), an affiliate of the Company located in Singapore, each purchase and distribute products for UpRight in their respective market areas. UpRight management believes that each of the foregoing arrangements is conducted on an arm's-length basis and on terms at least as favorable to UpRight as those generally available from unaffiliated third parties. During fiscal year 2001, the Company's revenue from UpRight Ireland, Instant Deutschland, UpRight BV, Instant Australia, UpRight Japan, UpRight Malaysia and UpRight Singapore were $0.3 million, $6.3 million, $55.4 million, $0.8 million, $1.3 million, $(0.8) million and $1.6 million, respectively. During fiscal year 2000, the Company's revenue from UpRight Ireland, Instant Deutschland, UpRight BV and Instant Australia were $0.7 million, $18.6 million, $8.9 million and $0.9 million, respectively. During fiscal year 1999, the Company's revenue from UpRight Ireland, Instant Deutschland and Instant Australia were $1.2 million, $4.6 million and $2.0 million, respectively. In addition, UpRight purchases and distributes in the United States certain products manufactured by UpRight Ireland. During fiscal years 2001, 2000 and 1999, the Company's purchases from UpRight Ireland totaled approximately $1.8 million $4.4 million and $2.8 million, respectively. During fiscal years 2001, 2000 and 1999, UpRight paid UpRight Ireland $0.0 million, $1.1 million and $1.5 million, respectively, for participation in UpRight Ireland's cooperative marketing programs.

     During  fiscal  years 2001,  2000 and 1999,  the  Company had revenue  from
UpRight (U.K.) Limited (formerly Instant Zip-Up Limited) of approximately $1.8 million, $37.0 million and $31.2 million, respectively. An affiliate of the Company owns a minority voting interest in UpRight (U.K.) Limited.

     At the end of fiscal year 1997, the Company was indebted to UpRight International Limited for an aggregate principal amount of approximately $13.5 million. In fiscal year 1998, the Company repaid this indebtedness in full, and at the end of fiscal years 2001, 2000, and 1998, the Company was not indebted to UpRight International Limited.

     In May 1998, an executive officer of the Company executed two promissory notes payable to the Company in the aggregate amount of $452,000. These notes are secured by a deed of trust and assignment of rents and real estate owned by the officer. The notes bear interest of 7.0% and the principal thereof and all accrued and unpaid interest thereon is due in full on or before May 27, 2002.

                                PART IV
Item 14. Exhibits, Financial Statement Schedules, andReports on Form 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits

1.   Financial Statements

     See Index included on page 18

2.   Financial Statement Schedules

     See Index included on page 18

     Financial Statement schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the respective consolidated financial statements or notes thereto.

3.    Exhibits

      The following Exhibits are filed herewith and made a part hereof:

            Exhibit
             Number  Description of Document

         3.1(i) (a)  Certificate of Incorporation of the Registrant, as
                     amended.
        3.1(ii) (a)  Bylaws of the Registrant, as amended.
            4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.
            4.4 (a)  Form of Exchange Global Note.
           10.3 (a) Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.
           10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
           10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American Equipment Leasing.
           10.6 (a) Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.
           10.8 (a) Lease, dated January 1997, by and between Morris Ragona and Joan Ragona, and Horizon High Reach, Inc.
           10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and Horizon High Reach, Inc.
       10.10(i) (a)  Lease Agreement, executed November 10, 1989, by and between
                     Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.
      10.10(ii) (b)  Lease Extension and Modification Agreement dated September
                     3, 1998.
     10.10(iii) (c)  Lease Extension and Modification Agreement dated October
                     28, 1997.
          10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and
                     Horizon High Reach & Equipment Company.
          10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between
                     Robert I. Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.13 (a)  Lease Agreement, dated April 27, 1990, by and between D.L.
                     Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between
                     Ronald W. Werner and UpRight, Inc.
          10.15 (a)  Lease, dated March 7, 1995, by and between BMB Investment
                     Group and Horizon High Reach, Inc.
       10.18(i) (b)  Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc., and KeyCorp Leasing LTD.
      10.18(ii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated April 1, 1999, between UpRight, Inc., and KeyCorp Leasing.
     10.18(iii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.
       10.19(i) (d)  Equipment Financing Agreement, dated February 26, 1999, between UpRight, Inc., and Associates Commercial Corp. 10.19(ii) (e) Security Agreement, dated May 13, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
     10.19(iii) (e)  Security Agreement, dated June 2, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
      10.19(iv) (f)  Security Agreement, dated June 24, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
          10.20 (e)  Lease Agreement, dated April 1, 1999, between FMCSR Holding
                     Corp., and Horizon High Reach, Inc.
          10.21 (e)  Lease, dated May 24, 1999, between Industrial Boxboard
                     Company and Horizon High Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                     Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August 26,
                     1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(vi) (f)  Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii) (f) Subordination Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement between
                     Union Bank of California, NA and UpRight, Inc
      10.23(ii) (f)  Security Agreement, dated August 30, 1999, between Union
                     Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                     Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon HIgh Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                     Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August 26,
                     1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(vi) (f)  Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii) (f) Subordination Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement between
                     Union Bank of California, NA and UpRight, Inc
      10.23(ii) (f)  Security Agreement, dated August 30, 1999, between Union
                     Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                     Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon HIgh Reach, Inc.
          10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company.
          10.27 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
          10.28 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
           10.29(k) Promissory Note, dated July 28, 2000, between UpRight, Inc. and General Electric Capital Corporation.
           10.30(i)  Long Term Performance and Deferred Compensation Plan
              *21.1  Subsidiaries of the Company
               24.1  Power of Attorney (see page 53)
               27.1  Financial Data Schedule

(a)     Incorporated  herein  by  reference  to  the  Company's   Registration
        Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1999, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.
(k) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000, filed with the Securities and Exchange Commission on November 15, 2000.
(l) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal yar ended July 1,2001, filed with the Securities and Exchange Commission on October 15, 2001.


(b)      Reports on Form 8-K.

     The Company filed a report on Form 8-K on June 13, 2001, with respect to UpRight, Inc.'s intention to reorganize under chapter 11 of the U.S. Bankruptcy Code, and has filed a voluntary chapter 11 petition with the U.S. Bankruptcy Court for the Eastern District of California, Fresno Division.

     The Company also disclosed that it intended to make its next interest payment to the holders of its Senior Subordinated Notes, although the actual payment will be delayed beyond June 15, the regularly scheduled payment date.
The Company intends to make payment on the regularly scheduled June interest prior to July 15, 2001, within the 30 day grace period permitted by the Indenture.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       W.R. CARPENTER NORTH AMERICA, INC.

Date:    October 15, 2000

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

Signature                  Title                               Date


/s/ David K. Sargent      President and Director               October 15, 2001
David K. Sargent          (Principal Executive Officer)


/s/ Graham D. Croot      Chief Financial Officer              October 15, 2001
Graham D. Croot          (Principal Financial Officer
                         and Principal Accounting Officer)


/s/ Peter B. Sawdy       Director                            October 15, 2001
Peter B. Sawdy


/s/ Robert F. Stowe      Chairman of the Board of Directors  October 15, 2001
Robert F. Stowe


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act
     No such annual report or proxy material has been sent to security holders.

                               INDEX TO EXHIBITS


            Exhibit
             Number  Description of Document

         3.1(i) (a)  Certificate of Incorporation of the Registrant, as
                     amended.
        3.1(ii) (a)  Bylaws of the Registrant, as amended.
            4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.
            4.4 (a)  Form of Exchange Global Note.
           10.3 (a) Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.
           10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
           10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American Equipment Leasing.
           10.6 (a) Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.
           10.8 (a) Lease, dated January 1997, by and between Morris Ragona and Joan Ragona, and Horizon High Reach, Inc.
           10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and Horizon High Reach, Inc.
       10.10(i) (a)  Lease Agreement, executed November 10, 1989, by and between Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.
      10.10(ii) (b)  Lease Extension and Modification Agreement dated September
                     3, 1998.
     10.10(iii) (c)  Lease Extension and Modification Agreement dated October
                     28, 1997.
          10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and
                     Horizon High Reach & Equipment Company.
          10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between
                     Robert I. Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.13 (a)  Lease Agreement, dated April 27, 1990, by and between D.L.
                     Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between
                     Ronald W. Werner and UpRight, Inc.
          10.15 (a)  Lease, dated March 7, 1995, by and between BMB Investment
                     Group and Horizon High Reach, Inc.
       10.18(i) (b)  Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc., and KeyCorp Leasing LTD.
      10.18(ii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated April 1, 1999, between UpRight, Inc., and KeyCorp Leasing.
     10.18(iii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.
       10.19(i) (d)  Equipment Financing Agreement, dated February 26, 1999, between UpRight, Inc., and Associates Commercial Corp. 10.19(ii) (e) Security Agreement, dated May 13, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
     10.19(iii) (e)  Security Agreement, dated June 2, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
      10.19(iv) (f)  Security Agreement, dated June 24, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
          10.20 (e)  Lease Agreement, dated April 1, 1999, between FMCSR
                     Holding Corp., and Horizon High Reach, Inc.
          10.21 (e)  Lease, dated May 24, 1999, between Industrial Boxboard
                     Company and Horizon High Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                     Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August 26,
                     1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vi) (f) Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii) (f) Subordination Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement
                     between Union Bank of California, NA and UpRight, Inc
            Exhibit
             Number  Description of Document

      10.23(ii) (f)  Security Agreement, dated August 30, 1999, between Union
                     Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                     Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon HIgh Reach, Inc.
          10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company
          10.27 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
          10.28 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
           10.29(k) Promissory Note, dated July 28, 2000, between UpRight, Inc. and General Electric Capital Corporation.
           10.30(i)  Long Term Performance and Defered Compensation Plan
              *21.1  Subsidiaries of the Company
               24.1  Power of Attorney (see page 53)
               27.1  Financial Data Schedule

(a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1999, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.
(k) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000, filed with the Securities and Exchange Commission on November 15, 2000
(l) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal yar ended July 1,2001, filed with the Securities and Exchange Commission on October 15, 2001.