Form 10-Q
period 2001-09-30
CARPENTER W R NORTH AMERICA INC
filed 2001-11-14
CIK 1041645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.
                                       OR

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

                                1775 Park Street
                                 Selma, CA 93662
              (Address of principal executive offices and zip code)

                                 (559) 891-5594
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

At November 14, 2001 there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.



                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        Sep 30         Oct 1         Jul 1
                                                                                         2001          2000          2001
                                                                                      (unaudited)   (unaudited)     (audited)
                                                                                     ------------- ------------- -------------
ASSETS
  Current Assets
   Cash and cash equivalents                                                             $  5,787      $ 15,886       $ 2,377
   Accounts receivable (net of allowance for doubtful
   accounts of $1,786, $122, and $1,673, respectively)                                     12,663        25,593        11,900
   Due from factor                                                                            ---         1,956           ---
   Affiliates receivable (net of allowance for doubtful accounts
   of $3,375, $0, $3,797, respectively)                                                    17,138        21,331        10,479
   Inventories                                                                              9,866        29,999        13,214
   Prepaid expenses and other                                                               2,954         5,837         2,167
   Income taxes receivable                                                                    ---         2,949         1,722
   Deferred income taxes                                                                      ---         1,614           ---
                                                                                          -------      --------       -------
    Total current assets                                                                   48,408       105,165        41,859
  Property, plant and equipment, net                                                       17,848        54,821        20,768
  Other assets                                                                              6,243        55,773        14,476
                                                                                          -------      --------       -------
     Total assets                                                                         $72,499      $215,759       $77,103
                                                                                          =======      ========       =======

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
  Current Liabilities
    Senior subordinated notes payable, in default                                         $78,345      $    ---       $78,333
    Accounts payable                                                                           72        22,197            51
    Accrued expenses                                                                        8,614        25,585         7,036
    Current portion of long-term debt                                                         ---        26,898           ---
                                                                                         --------      --------       -------
      Total current liabilities                                                            87,031        74,680        85,420
  Liabilities subject to compromise of UpRight, Inc. subsidiary in Chapter 11              81,492                      81,715
  reorganization
  Senior Subordinated Notes Payable                                                           ---       104,679           ---
  Long-term debt, net of current portion                                                      ---        26,668           ---
  Other long-term liabilities                                                                 300           361           ---
                                                                                         --------      --------       -------
    Total liabilities                                                                     168,823       206,388       167,135
                                                                                         --------      --------       -------
  Commitments and contingencies
  Stockholder's equity (deficit)
    Common stock                                                                               60            60            60
    Preferred stock                                                                            25            25            25
    Additional paid-in capital                                                              8,767         8,767         8,767
    Cumulative currency translation adjustment (CTA)                                        2,084         2,084         2,084
    Retained earnings (deficit) (on July 3, 1994 a (deficit) of $31,395 was
    eliminated due to a subsidiary's quasi-reorganization)                               (107,260)       (1,565)     (100,968)
                                                                                         --------      --------      --------
    Total stockholder's equity (deficit)                                                  (96,324)        9,371       (90,032)
                                                                                         --------      --------      --------
    Total liabilities and stockholder's equity (deficit)                                  $72,499      $215,759       $77,103
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



               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per-share data)
                                   (unaudited)


                                                               Three Months Ended
                                                               Sept 30     Oct 1
                                                                2001        2000
                                                             ---------     --------
Revenues                                                        $9,218      $43,458

Cost of Revenues                                                 9,518       42,766
                                                             ---------     --------

Gross profit/(loss)                                               (300)         692
                                                             ---------     --------

Operating expenses
   Selling, general and administrative                           2,675        6,135
   Product liability                                               477          360
   Research and development                                         38        1,362
                                                             ---------     --------
            Total operating expenses                             3,190        7,857
                                                             ---------     --------
Operating loss from continuing operations                       (3,490)      (7,165)

Other income/(expense)
   Interest expense, net                                        (2,799)      (4,357)
   Other income/(expense)                                           (3)        (591)
                                                             ---------     --------
Loss from continuing operations before income taxes             (6,292)     (12,113)
Benefit for income taxes                                             0        4,845
                                                             ---------     --------
Loss from continuing operations                                 (6,292)      (7,268)
                                                             ---------     --------

Discontinued operations
   Income from discontinued operations of Horizon
   High Reach, less income taxes of $0 and $567                      0          268
   Gain on sale of Horizon, less income taxes of $874                0        1,311
                                                             ---------     --------
Net loss                                                       $(6,292)     $(5,689)
                                                             =========     ========
Loss per common share from continuing operations             $ (104.86)    $(121.13)
                                                             =========     ========
Net loss per common share                                    $ (104.86)     $(94.82)
                                                             =========     ========
Weighted average number of common shares used
to compute net loss per common share                            60,000       60,000
                                                             =========     ========


     See accompanying notes to condensed consolidated financial statements.


               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                   Three Months Ended
                                                                               ---------------------------
                                                                                    Sept 30         Oct 1
                                                                                       2001          2000
                                                                               ------------- -------------
Cash flows from operating activities
   Net loss                                                                         $(6,292)       $(5,689)
                                                                               ------------- -------------
   Adjustments to reconcile net loss to net cash provided/(used) by operating activities
      Depreciation and amortization                                                   1,250         3,156
      (Gain)/loss on disposition of property, plant and equipment                       458           324
      Changes in operating assets and liabilities
         Accounts receivable                                                         (7,422)       22,283
         Inventories                                                                  3,348        19,069
         Prepaid expenses and other                                                    (787)        2,329
         Income taxes receivable/deferred income taxes, net                           1,722           767
         Accounts payable                                                                21       (12,884)
         Accrued expenses                                                             1,578         8,205
         Liabilities subject to compromise                                             (223)          ---
         Other, net                                                                   8,545       (42,168)
                                                                               ------------- -------------
              Total adjustments                                                       8,490         1,081
                                                                               ------------- -------------
              Net cash provided/(used) by operating activities                        2,198        (4,608)
                                                                               ------------- -------------
Cash flows from investing activities
   Additions to property, plant and equipment                                           ---        (5,614)
   Proceeds from disposition of assets                                                1,212        58,902
                                                                               ------------- -------------
         Net cash provided by investing activities                                    1,212        53,288
                                                                               ------------- -------------
Cash flows from financing activities
   Proceeds from long-term debt                                                         ---         3,735
   Repayment of long-term debt                                                          ---       (39,824)
                                                                               ------------- -------------
         Net cash used by financing activities                                          ---      (36,089)
                                                                               ------------- -------------
Net increase in cash and cash equivalents                                             3,410        12,591
Cash and cash equivalents at beginning of period                                      2,377         3,295
                                                                               ------------- -------------
Cash and cash equivalents at end of period                                         $  5,787       $15,886
                                                                               ============= =============
Supplemental disclosures of cash flow information:
   Cash used for interest payments                                                   $1,098        $1,816
                                                                               ============= =============
   Cash used for income tax payments                                                     $0            $0
                                                                               ============= =============


                                See accompanying notes to condensed consolidated financial statements.

               W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying fiscal year 2002 and fiscal year 2001 unaudited interim condensed consolidated financial statements included herein have been prepared by W.R. Carpenter North America, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, which contains financial information for the fiscal years ended July 1, 2001, June 25, 2000, and June 27, 1999.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On September 29, 2000, the Company sold all of the assets and outstanding capital stock of Horizon High Reach, Inc. ("Horizon") to United Rentals, Inc. ("United") for total consideration of $90 million (subject to certain adjustments based on a post-closing audit as discussed below). At closing, the Company received consideration consisting of $50 million in cash and two senior unsecured 5 year promissory notes in the aggregate principal amount of $40 million. The effective date of this sale for financial reporting purposes was July 31, 2000. Horizon's financial results are shown as discontinued operations on the Condensed Consolidated Statements of Operations.

     On June 12, 2001, UpRight, Inc. filed a petition for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of California, Fresno Division. Under Chapter 11, certain claims against UpRight in existence prior to the filing of petitions for relief under Federal bankruptcy laws are stated while UpRight continues business operations as Debtor-in-possession. These claims are reflected in the condensed consolidated balance sheet at July 1, 2001 and September 30, 2001 as "Liabilities subject to compromise of UpRight, Inc. subsidiary in Chapter 11 reorganization." Additional claims (also liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against UpRight's assets ("secured claims") are also stated, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on Upright's property, plant and equipment.

2.   Contingencies

     The Company and its subsidiary have various product liability claims and suits pending, and where applicable, estimated losses have been provided for in the accompanying condensed consolidated financial statements. The Company's policy is to defend each suit vigorously, regardless of the amount sought in damages. Although the outcome of such litigation cannot be predicted with certainty, it is the opinion of management, based on the advice of legal counsel and other considerations, that all claims, legal actions, complaints and proceedings which have been filed or are pending against the Company and its subsidiary, as well as possible future claims, are adequately covered by reserves or insurance, and are not expected to have a material adverse effect on the Company's consolidated financial position.

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

                                                                         Three Months Ended
                                                           September 30, 2001           October 1, 2000
                                                                       (Dollars in Thousands)
                                                                            (Unaudited)
     Revenue                                                 $9,218      100.0%        $43,458      100.0%
     Cost of revenue                                          9,518      103.3          42,766       98.4
     Gross profit/(loss)                                       (300)      (3.3)            692        1.6
     Operating expenses                                       3,190       34.6           7,857       18.1
     Operating loss, continuing operations                   (3,490)     (37.9)         (7,165)     (16.5)
     Interest expense, net                                   (2,799)     (30.4)         (4,357)     (10.0)
     Other expense                                               (3)      (0.0)           (591)      (1.3)
     Benefit for income taxes                                     0        0.0           4,845       11.1
     Loss from continuing operations                         (6,292)     (68.3)         (7,268)     (16.7)
     Income from discontinued operations                          0        0.0             268        0.6
     Gain on sale from discontinued operations                    0        0.0           1,311        3.0
     Net loss                                                (6,292)     (68.3)         (5,689)     (13.1)
     EBITDA, continuing operations                           (2,327)     (25.2)         (4,918)     (11.3)
     Depreciation   and   amortization,    continuing         1,250       13.6           2,247        5.2
     operations

Segment Operations

     The Company, through its wholly-owned subsidiary, UpRight, Inc. ("UpRight") manufactures and sells aerial work platforms. The Company recently sold its other wholly-owned subsidiary, Horizon, to United Rentals, Inc. Horizon's financial results are shown as discontinued operations.


                                         W.R. Carpenter North America, Inc. and Subsidiary
                                                Consolidating Statement of Operations
                                                         Three Months Ended
                                                         September 30, 2001
                                                       (Dollars in Thousands)
                                                             (Unaudited)
                                         ----------------------------------------------
                                         Carpenter        UpRight      Consolidated
                                         ---------        -------      ------------
Revenues                                   $1,491          $7,727         $9,218
Cost of revenues                            2,027           7,491          9,518
                                         --------         -------         ------
   Total gross profit/(loss)                 (536)            236           (300)
                                         --------         -------         ------
   % of revenue                            (35.9%)           3.1%          (3.3%)

Loss from Operations
Selling, general and administrative         1,313           1,362          2,675
Product liability                             ---             477            477
Research and development                      ---              38             38
                                         --------         -------         ------
Total operating expenses                    1,313           1,877          3,190
                                         ========         =======         ======
  Loss from operations                    $(1,849)        $(1,641)       $(3,490)
   % of revenue                           (123.6%)         (21.2%)        (37.8%)

                                          W.R. Carpenter North America, Inc. and Subsidiary
                                                Consolidating Statement of Operations
                                                        Three Months Ended
                                                           October 1, 2000
                                                       (Dollars in Thousands)
                                                                  (Unaudited)
                                       -----------------------------------------------------
                                       Carpenter         UpRight       Consolidated
                                       ---------         -------       -------------
Revenues                                     ---          $43,458        $43,458

Cost of revenues                             ---           42,766         42,766
                                       ---------         --------        -------
   Total gross profit                        ---              692            692
                                       ---------         --------        -------
   % of revenue                              ---             1.6%          1.6%

Income/(loss) from Continuing Operations
Selling, general and administrative       $1,751            4,384          6,135
Product liability                            ---              360            360
Research and development                     ---            1,362          1,362
                                       ---------         --------        -------
Total operating expenses                   1,751            6,106          7,857
                                       =========         ========        =======
Income/(loss) from continuing
operations                               $(1,751)         $(5,414)       $(7,165)
   % of revenue                              ---           (12.5%)        (16.5%)

Three Months Ended September 30, 2001 Compared to Three Months Ended October 1, 2000

     Revenue for the three months ended September 30, 2001 was $9.2 million, a decrease of $34.3 million from revenue of $43.5 million for the three months ended October 1, 2000. The decrease in revenue was mainly due to a general slowdown in industry shipments, reduced sales of equipment due to uncertainties in the marketplace subsequent to UpRight's Chapter 11 filing as well as a reduction in manufacturing levels at UpRight.

     Gross loss for the three months ended September 30, 2001 was $0.3 million, a decrease of $1.0 million from a gross profit of $0.7 million for the three months ended October 1, 2000. Gross margin as a percentage of revenue decreased to a negative 3.3% in the three months ended September 30, 2001 compared to a positive 1.6% in the three months ended October 1, 2000. The decline in gross profit during the three months ended September 30, 2001 compared to the three months ended October 1, 2000 is primarily a result of significantly reduced manufacturing levels at UpRight coupled with a $0.5 million loss on used equipment sales at the Company.

     Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $3.2 million in the three months ended September 30, 2001 compared to $7.9 million for the same period last year. SG & A expenses decreased by $3.4 million to $2.7 million in the three months ended September 30, 2001 compared to the three months ended October 1, 2000. The decrease in SG & A expenses is primarily due to the significant reduction of SG & A costs at UpRight subsequent to the Chapter 11 filing. As a percentage of revenue, SG & A expenses were 29.0% in the three months ended September 30, 2001 compared to 14.1% for the three months ended October 1, 2000. Product liability expenses were $0.5 million in the three months ended September 30, 2001 compared to $0.4 million in the three months ended October 1, 2000. Research and development expenses for the three months ended September 30, 2001 were $0.0 million, a decrease of $1.4 million compared to the three months ended October 1, 2000.

     Interest expense, net of interest income, decreased to $2.8 million for the three months ended September 30, 2001 from $4.4 million for the three months ended October 1, 2000 due primarily to lower debt levels at UpRight and the Company, including a $26.4 million reduction of Senior Subordinated Notes at the Company.

     Income tax for the three months ended September 30, 2001 was $0.0 million compared to a benefit of $4.8 million for the three months ended October 1, 2000. The Company's effective tax rate was 0.0% for the three months ended September 30, 2001 compared to minus 40.0% for the three months ended October 1, 2000. No income tax benefit was recorded during the quarter ended September 30, 2001 due to FAS 109 limitations.

     Income from discontinued operations, net of income taxes, for the three months ended September 30, 2001 was $0.0 million compared to $0.3 million for the three months ended October 1, 2000. The income from discontinued operations reflect the operations of Horizon, which was sold to United Rentals, Inc. on September 29, 2000. The effective date of this sale for financial reporting purposes was July 31, 2000. The gain on sale of Horizon, net of income taxes for the three months ended October 1, 2000, was $1.3 million.

     Net loss for the three months ended September 30, 2001 was $6.3 million, representing an increase of $0.6 million from the net loss of $5.7 million for the three months ended October 1, 2000, as a result of the factors described above.


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

     The filing with the Bankruptcy Court constitutes a default under the indenture governing the Company's Senior Subordinated Notes. As a result, the notes may be subject to acceleration and have been classified as current liabilities at July 1, 2001 and September 30, 2001.

     The Company's cash balance as of September 30, 2001 was $5.8 million. This cash is used for general corporate purposes. UpRight's revolving line of credit from a major financial institution of $20.0 million matured on February 15, 2001. As of September 30, 2001, UpRight had utilized $20.0 million of its revolving line of credit.

     The Company's working capital was $(38.5) million and $(43.6) million at September 30, 2001 and July 1, 2001, respectively. The increase in working capital during the fiscal year is mainly due to: (1) an increase in affiliate receivables of $6.6 million, of which $8.3 million was reclassified from restricted cash (other assets), (2) an increase in cash of $3.4 million, (3) partially offset by a decrease in inventory of $3.3 million and (4) an increase in liabilities of $1.6 million.

     The Company's outstanding debt was $78.3 million at September 30, 2001 and July 1, 2001. Cash and cash equivalents were $5.8 million and $2.4 million at September 30, 2001 and July 1, 2001, respectively.

     Net cash provided by operating activities was $2.2 million in the three months ended September 30, 2001 compared to net cash used by operating activities of $4.6 million during the three months ended October 1, 2000. The improvement in net cash provided by operating activities of $6.8 million during the three months ended September 30, 2001 compared to net cash used by operating activities in the three months ended October 1, 2000 is primarily related to:
(1) an decrease in other, net of $8.5 million in the three months ended September 30, 2001, which is primarily attributable to the reclassification of $8.3 million from restricted cash to affiliate receivable compared to an increase of $42.2 million in the three months ended October 1, 2000, which is primarily attributable to the $40.0 million of notes issued by United Rentals, Inc. to the Company for the sale of Horizon, (2) an increase in accounts payable of $0.0 million during the three months ended September 30, 2001 compared to the decrease in accounts payable of $12.9 million during the three months ended October 1, 2000, which is attributable to reduced levels of accounts payable at UpRight as well as the sale of Horizon, partially offset by (3) an increase in accounts receivable of $7.4 million during the three months ended September 30, 2001, which is primarily attributable to the reclassification of $8.3 million from restricted cash to affiliate receivable compared to a decrease in accounts receivable of $22.3 million during the three months ended October 1, 2000, which is attributable to the sale of Horizon and improved collections at UpRight, (4) an decrease in inventory of $3.3 million during the three months ended September 30, 2001, which is attributable to reduced inventory levels at UpRight, compared to the decrease in inventory of $19.1 million during the three months ended October 1, 2001, which is attributable to the sale of Horizon and a reduction in inventory at UpRight, (5) an increase in accrued expenses of $1.6 million during the three months ended September 30, 2001, which is primarily the increase in accrued interest payable compared to an increase of $8.2 million during the three months ended October 1, 2000, which is attributable to accruals related to the sale of Horizon, (6) an increase in prepaid expenses and other assets of $0.8 million during the three months ended September 30, 2001 compared to a decrease of $2.3 million in prepaid expenses and other assets and (7) a reduction in depreciation and amortization expense of $1.0 million in the three months ended September 30, 2001 compared to three months ended October 1, 2000, which is attributable to the write down to fair market value of long-lived assets related to the impairment of plant and equipment at UpRight, as well as the sale of Horizon.


     Net cash provided by investing activities was $1.2 million in the three months ended September 30, 2001 compared to net cash provided by investing activities of $53.3 million in the three months ended October 1, 2000. The change in net cash provided compared to net cash used by investing activities resulted primarily from the sale of Horizon (rental fleet).

     Net cash provided by financing activities was $0.0 million in the three months ended September 30, 2001 compared to net cash used of $36.1 million in the three months ended October 1, 2000. The change in net cash provided compared to net cash used by financing activities is primarily due to the payoff of Horizon's debt of $37.7 at the time of its sale to United during fiscal year 2001.
     The Company has historically relied on cash on hand, internally generated funds and amounts available to UpRight under its revolving credit facility to satisfy its operating cash requirements and planned capital expenditures. It is likely, however, that the Company may require additional capital through borrowings and equity to fund the working capital requirements associated with the continued operations of the business. The aerial work platform industry is cyclical in nature and, due to a current and anticipated continued slowdown in demand generally in the industry, the Company expects an adverse impact on the level of UpRight's revenues. In addition, UpRight's revolving line of credit from a major financial institution matured on February 15, 2001.

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

Recent Accounting Pronoucements

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The status of certain legal proceedings was reported in the Company's Form 10-K for the fiscal year ended July 1, 2001 and, subsequent thereto, there have been no material changes in the status of such legal proceedings. Such legal proceedings are also described in Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. Based upon investigation to date and consultation with the Company's insurance carrier and legal counsel, management does not believe that the ultimate resolution of this matter will have a materially adverse effect on the Company's financial condition, results of operations or liquidity, to the extent applicable, provisions have been made.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed or incorporated by reference and made a part hereof:

   Exhibit
   Number      Description of Document

   3.1(i) (a) Certificate of Incorporation of the Registrant, as amended. 3.1(ii) (a) Bylaws of the Registrant, as amended.
      4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.
      4.4 (a)  Form of Exchange Global Note.
     10.3 (a) Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.
     10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
     10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American Equipment Leasing.
     10.6 (a) Management Services Agreement, dated May 12, 1997, by and between between the Registrant and Griffin Group International Management Ltd.
     10.8 (a)  Lease, dated January 1997, by and between Morris Ragona and
               Joan Ragona, and Horizon High Reach, Inc.
     10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and Horizon High Reach, Inc.
 10.10(i) (a)  Lease Agreement, executed November 10, 1989, by and between
               Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated February 28, 1994, Lease
               Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.
10.10(ii) (b)  Lease Extension and Modification Agreement dated
               September 3, 1998.
10.10(iii)(c)  Lease Extension and Modification Agreement dated October 28, 1997
    10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and Horizon
               High Reach & Equipment Company.
    10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between
               Robert I. Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc.,and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
    10.13 (a)  Lease Agreement, dated April 27, 1990, by and between D.L.
               Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
    10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between
               Ronald W. Werner and UpRight, Inc.
    10.15 (a)  Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon High Reach, Inc.
  10.18(i)(b)  Equipment Financing Agreement, dated April 23, 1998, between
               UpRight, Inc., and KeyCorp Leasing LTD.
 10.18(ii)(e)  Promissory Note of UpRight, Inc., and Security Agreement, dated
               April 1, 1999, between UpRight, Inc., and KeyCorp Leasing. 10.18(iii)(e) Promissory Note of UpRight, Inc., and Security Agreement, dated
               May 4, 1999, between UpRight, Inc., and KeyCorp Leasing. 10.19(i)(d) Equipment Financing Agreement, dated February 26, 1999, between
               UpRight, Inc., and Associates Commercial Corp.
 10.19(ii)(e)  Security Agreement, dated May 13, 1999, between UpRight, Inc., and Associates Commercial Corporation.
10.19(iii)(e)  Security Agreement, dated June 2, 1999, between UpRight, Inc., and Associates Commercial Corporation.
 10.19(iv)(f)  Security Agreement, dated June 24, 1999, between UpRight, Inc., and Associates Commercial Corporation.
     10.20(e) Lease Agreement, dated April 1, 1999, between FMCSR Holding Corp, and Horizon High Reach, Inc.
    10.21 (e)  Lease, dated May 24, 1999, between Industrial Boxboard Company and Horizon High Reach, Inc.
   10.22(i)(f)  Credit Agreement, dated August 26, 1999, between Wells Fargo
                Bank, NA and Horizon High Reach, Inc.
  10.22(ii)(f)  Revolving Line of Credit Note of Horizon High Reach, Inc., dated
                August 26, 1999.
 10.22(iii)(f)  Term Note of Horizon High Reach, Inc., dated August 26, 1999.
  10.22(iv)(f)  Term Commitment Note of Horizon High Reach, Inc., dated
                August 26, 1999.
   10.22(v)(f)  Foreign Exchange Agreement, dated August 26, 1999, between
                Wells Fargo Bank, NA and Horizon High Reach, Inc.
  10.22(vi)(f)  Security Agreement - Equipment, dated August 26, 1999, between
                Wells Fargo Bank, NA and Horizon High Reach, Inc.
 10.22(vii)(f)  Continuing Security Agreement, dated August 26, 1999, between
                Wells Fargo Bank, NA and Horizon High Reach, Inc.
10.22(viii)(f)  Subordination Agreement, dated August 26, 1999, between Wells
                Fargo Bank, NA and Horizon High Reach, Inc.
   10.23(i)(f)  Second Amended and Restated Business Loan Agreement between
                Union Bank of California, NA and UpRight, Inc
  10.23(ii)(f)  Security Agreement, dated August 30, 1999, between Union Bank of California, NA and UpRight, Inc.
 10.23(iii)(f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
  10.23(iv)(f)  Subordination Agreement, dated August 30, 1999, between Union
                Bank of California, NA and UpRight, Inc.
     10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                Supply and UpRight, Inc.
   10.24(i)(g)  Lease Agreement, dated January 25, 1999, between Clay
                Development & Construction and Horizon High Reach, Inc.
     10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage Properties
                Properties, Inc. and  Horizon HIgh Reach, Inc.
   10.22(i)(f)  Credit Agreement, dated August 26, 1999, between Wells Fargo
                Bank, NA and Horizon High Reach, Inc.
  10.22(ii)(f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                dated August 26, 1999.
 10.22(iii)(f)  Term Note of Horizon High Reach, Inc., dated August 26, 1999.
  10.22(iv)(f)  Term Commitment Note of Horizon High Reach, Inc., dated
                August 26, 1999.
   10.22(v)(f)  Foreign Exchange Agreement, dated August 26, 1999, between
                Wells Fargo Bank, NA and Horizon High Reach, Inc.
  10.22(vi)(f)  Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii)(f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii)(f) Subordination Agreement, dated August 26, 1999, between
                Wells Fargo Bank, NA and Horizon High Reach, Inc.
  10.23(i) (f)  Second Amended and Restated Business Loan Agreement between
                Union Bank of California, NA and UpRight, Inc
 10.23(ii) (f)  Security Agreement, dated August 30, 1999, between Union
                Bank of California, NA and UpRight, Inc.
10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                Union Bank of California, NA and UpRight, Inc.
     10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                Supply and UpRight, Inc.
  10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                Development & Construction and Horizon High Reach, Inc.
     10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage Properties
                Inc. and  Horizon HIgh Reach, Inc.
     10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company
     10.27 (j)  Promissory Note, dated September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc 10.28(j) Promissory Note, dated September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc 10.29(k) Promissory Note, dated July 28, 2000, between UpRight, Inc. and
                General Electric Capital Corporation.
     10.30 (l)  Long Term Performance and Deferred Compensation Plan
         *21.1  Subsidiaries of the Company
          24.1  Power of Attorney

(a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1999, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.
(k) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000, filed with the Securities and Exchange Commission on November 15, 2000.
(l) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 1,2001, filed with the Securities and Exchange Commission on October 15, 2001.

(a)  Reports on Form 8-K.

There were no Form 8-K's filed during the three month period ended September 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           W.R. CARPENTER NORTH AMERICA, INC.

Date:    November 14, 2001

                               By:  /s/ Graham D. Croot
                                    Graham D. Croot
                                    Chief Financial Officer
                                    (Principal Financial Officer and Duly
                                    Authorized Signatory)

Index to Exhibits

      Exhibit
       Number   Description of Document

    3.1(i) (a) Certificate of Incorporation of the Registrant, as amended. 3.1(ii) (a) Bylaws of the Registrant, as amended.
       4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.
       4.4 (a)  Form of Exchange Global Note.
      10.3 (a) Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.
      10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
      10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American Equipment Leasing.
      10.6 (a) Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.
      10.8 (a)  Lease, dated January 1997, by and between Morris Ragona and
                Joan Ragona, and Horizon High Reach, Inc.
      10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and Horizon High Reach, Inc
   10.10(i)(a)  Lease Agreement, executed November 10, 1989, by and between
                Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.
  10.10(ii)(b)  Lease Extension and Modification Agreement dated
                September 3, 1998.
 10.10(iii)(c)  Lease Extension and Modification Agreement dated
                October 28, 1997.
     10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and
                Horizon High Reach & Equipment Company.
     10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between
                Robert I. Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated
                July 15, 1994.
     10.13 (a)  Lease Agreement, dated April 27, 1990, by and between D.L.
                Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated
                July 15, 1994.
     10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between
                Ronald W. Werner and UpRight, Inc.
     10.15 (a)  Lease, dated March 7, 1995, by and between BMB Investment Group and Horizon High Reach, Inc.
   10.18(i)(b)  Equipment Financing Agreement, dated April 23, 1998, between
                UpRight, Inc., and KeyCorp Leasing LTD.
  10.18(ii)(e)  Promissory Note of UpRight, Inc., and Security Agreement, dated
                April 1, 1999, between UpRight, Inc., and KeyCorp Leasing. 10.18(iii)(e) Promissory Note of UpRight, Inc., and Security Agreement, dated
                May 4, 1999, between UpRight, Inc., and KeyCorp Leasing. 10.19(i)(d) Equipment Financing Agreement, dated February 26, 1999, between
                UpRight, Inc., and Associates Commercial Corp.
  10.19(ii)(e)  Security Agreement, dated May 13, 1999, between UpRight, Inc., and Associates Commercial Corporation.
 10.19(iii)(e)  Security Agreement, dated June 2, 1999, between UpRight, Inc., and Associates Commercial Corporation.
  10.19(iv)(f)  Security Agreement, dated June 24, 1999, between UpRight, Inc., and Associates Commercial Corporation.
     10.20 (e)  Lease Agreement, dated April 1, 1999, between FMCSR Holding
                Corp., and Horizon High Reach, Inc.
     10.21 (e)  Lease, dated May 24, 1999, between Industrial Boxboard Company and Horizon High Reach, Inc.
   10.22(i)(f)  Credit Agreement, dated August 26, 1999, between Wells Fargo
                Bank, NA and Horizon High Reach, Inc.
  10.22(ii)(f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                dated August 26, 1999.
 10.22(iii)(f)  Term Note of Horizon High Reach, Inc., dated August 26, 1999.
  10.22(iv)(f)  Term Commitment Note of Horizon High Reach, Inc., dated
                August 26, 1999.
   10.22(v)(f)  Foreign Exchange Agreement, dated August 26, 1999, between
                Wells Fargo Bank, NA and Horizon High Reach, Inc.
  10.22(vi)(f)  Security Agreement - Equipment, dated August 26, 1999, between
                Wells Fargo Bank, NA and Horizon High Reach, Inc.
 10.22(vii)(f)  Continuing Security Agreement, dated August 26, 1999, between
                Wells Fargo Bank, NA and Horizon High Reach, Inc.
10.22(viii)(f)  Subordination Agreement, dated August 26, 1999, between Wells
                Fargo Bank, NA and Horizon High Reach, Inc.
   10.23(i)(f)  Second Amended and Restated Business Loan Agreement between
                Union Bank of California, NA and UpRight, Inc.
  10.23(ii)(f)  Security Agreement, dated August 30, 1999, between Union Bank of California, NA and UpRight, Inc.
 10.23(iii)(f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
 10.23 (iv)(f)  Subordination Agreement, dated August 30, 1999, between Union
                Bank of California, NA and UpRight, Inc.
     10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                Supply and UpRight, Inc.
  10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                Development & Construction and Horizon High Reach, Inc.
     10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage Properties
                Inc. and  Horizon High Reach, Inc.
     10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company
     10.27 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc
     10.28 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc 10.29(k) Promissory Note, dated July 28, 2000, between UpRight, Inc.
                and General Electric Capital Corporation.
     10.30 (l)  Long Term Performance and Deferred Compensation Plan
         *21.1  Subsidiaries of the Company
          24.1  Power of Attorney

(a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1999, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.
(k) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000, filed with the Securities and Exchange Commission on November 15, 2000.
(l) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 1,2001, filed with the Securities and Exchange Commission on October 15, 2001.