Form 10-Q
period 2002-02-01
CARPENTER W R NORTH AMERICA INC
filed 2002-02-13
CIK 1041645

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the quarterly period ended December 30, 2001.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from to

         Commission file number:  333-31187

                      W.R. CARPENTER NORTH AMERICA, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                    52-1049647
         (State or other jurisdiction            (I.R.S. Employer
         of incorporation                        Identification No.)
         or organization)

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

At February 13, 2002 there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

              W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                      Dec 30         Dec 31            Jul 1
                                                                                       2001           2000             2001
                                                                                   (unaudited)     (unaudited)       (audited)
                                                                                   -----------     ----------        ---------
ASSETS
  Current Assets
   Cash and cash equivalents                                                            $4,040           $208           $2,377
   Accounts receivable (net of allowance for doubtful accounts of $1,786, $123,
  and $1,673, respectively)                                                             13,396         23,045           11,900
   Affiliates receivable (net of allowance for doubtful accounts of $3,797, $0,
  $3,797, respectively)                                                                 11,453         16,711           10,479
   Inventories                                                                           8,999         36,700           13,214
   Prepaid expenses and other                                                            6,204          7,837            2,167
   Income taxes receivable                                                                ----          2,949            1,722
   Deferred income taxes                                                                  ----          1,614             ----
                                                                                      --------       --------        ---------
     Total current assets                                                               44,092         89,064           41,859
  Property, plant and equipment, net                                                    16,146         54,133           20,768
  Other assets                                                                           6,033         25,188           14,476
                                                                                     ---------       --------        ---------
                                                                                     ---------       --------        ---------
     Total assets                                                                      $66,271       $168,385          $77,103
                                                                                     =========       ========        =========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
  Current Liabilities
    Senior subordinated notes payable, in default                                      $78,357           ----          $78,333
    Accounts payable                                                                         7        $22,889               51
    Accrued expenses                                                                     8,386         10,127            7,036
    Current portion of long-term debt                                                     ----         23,692         --------
                                                                                      --------       --------         --------
      Total current liabilities                                                         86,750         56,708           85,420
  Liabilities subject to compromise of UpRight, Inc. subsidiary in Chapter 11           77,700           ----           81,715
  reorganization
  Senior Subordinated Notes Payable                                                       ----         90,613             ----
  Long-term debt, net of current portion                                                  ----         25,519             ----
  Other long-term liabilities                                                              507            215             ----
                                                                                     ---------       --------         --------
    Total liabilities                                                                  164,957        173,055          167,135
                                                                                     ---------       --------         --------

  Commitments and contingencies
  Stockholder's equity (deficit)
    Common stock                                                                            60             60               60
    Preferred stock                                                                         25             25               25
    Additional paid-in capital                                                           8,767          8,767            8,767
    Cumulative currency translation adjustment (CTA)                                     2,084          2,084            2,084
    Retained earnings (deficit) (on July 3, 1994 a (deficit) of $31,395 was
       eliminated due to a subsidiary's quasi-reorganization)                         (109,622)       (15,606)        (100,968)
                                                                                     ---------       --------         --------
    Total stockholder's equity (deficit)                                               (98,686)        (4,670)         (90,032)
                                                                                     ---------       --------         --------
    Total liabilities and stockholder's equity (deficit)                               $66,271       $168,385          $77,103
                                                                                     =========       ========         ========


    See accompanying notes to condensed consolidated financial statements.



              W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per-share data)
                                  (unaudited)


                                                         Three Ended                  Six Months
                                                            Months                      Ended

                                                            Dec 30   Dec 31        Dec 30     Dec 31
                                                              2001    2000           2001       2000
                                                         --------   -------      --------    --------
Revenues                                                   $11,863   $25,344       $21,081     $68,802

Cost of Revenues                                            10,451    32,434        19,969      75,200
                                                          --------   -------      --------    --------
Gross profit/(loss)                                          1,412    (7,090)        1,112      (6,398)
                                                          --------   -------      --------    --------
Operating expenses
  Selling, general and administrative                       3,458      5,511         5,817      11,646
   Product liability                                           480       365           957         725
   Research and development                                     54     1,519            92       2,881
                                                          --------   -------      --------    --------
            Total operating expenses                         3,992     7,395         6,866      15,252
                                                          --------   -------      --------    --------

Operating loss from continuing operations                   (2,580)  (14,485)       (5,754)    (21,650)

Reorganization Charges                                       (477)      ----          (787)   --------

Other income/(expense)
   Interest expense, net                                   (2,816)    (4,127)       (5,615)     (8,484)
   Other income/(expense)                                   3,507        552         3,504         (39)
                                                         --------    -------      --------    --------
Loss from continuing operations before income taxes        (2,366)   (18,060)       (8,652)    (30,173)
Benefit for income taxes                                        0      7,224             0      12,069
                                                         --------    -------      --------    --------
Loss from continuing operations                            (2,366)   (10,836)       (8,652)    (18,104)
                                                         --------    -------      --------    --------

Discontinued operations
   Income from discontinued operations of Horizon
   High Reach, less income taxes of $0, $0, $0 and               0         0             0         268
$178
   Loss on sale of Horizon, less income taxes of $0,
  $2,137, $0, and $1,085                                         0    (3,205)            0      (1,894)
                                                        ---------    --------     --------    --------
Net loss                                                  $(2,366)   $(14,041)     $(8,652)   $(19,730)
                                                        =========    ========     ========    ========
Loss per common share from continuing operations          $(39.43)   $(180.60)    $(144.20)   $(301.73)
                                                        =========    ========     ========    ========
Net loss per common share                                 $(39.43)   $(234.02)    $(144.20)   $(328.83)
                                                        =========    ========     ========    ========

Weighted average number of common shares used
to compute net loss per common share                       60,000      60,000       60,000      60,000
                                                        =========    ========     ========    ========


    See accompanying notes to condensed consolidated financial statements.



              W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                                                  Six  Months Ended
                                                                                --------------------
                                                                                   Dec 30       Dec 31
                                                                                     2001        2000
                                                                                 ---------     ----------
Cash flows from operating activities
   Net loss                                                                       $(8,652)      $(19,730)
                                                                                 --------       --------
   Adjustments to reconcile net loss to net cash provided/(used) by operating activities
      Depreciation and amortization                                                 1,712          5,319
      Gain/(loss) on disposition of property, plant and equipment                    (245)           842
      Changes in operating assets and liabilities
         Accounts receivable                                                       (2,470)        31,407
         Inventories                                                                4,215         12,368
         Prepaid expenses and other                                                (4,037)           329
         Income taxes receivable/deferred income taxes, net                         1,722            767
         Accounts payable                                                            (44)        (12,192)
         Accrued expenses                                                           1,350         (7,253)
         Liabilities subject to compromise                                        (4,015)              0
         Other, net                                                                 8,974        (11,729)
                                                                                 --------       --------

              Total adjustments                                                     7,162         19,858
                                                                                 --------       --------
                 Net cash provided/(used) by operating activities                  (1,490)           128
                                                                                 --------       --------
Cash flows from investing activities
   Additions to property, plant and equipment                                       (160)         (7,607)
   Proceeds from disposition of assets                                              3,313         58,902
                                                                                 --------       --------
         Net cash provided by investing activities                                  3,153         51,295
                                                                                 --------       --------
Cash flows from financing activities
   Proceeds from long-term debt                                                      ----          8,670
   Repayment of long-term debt                                                       ----        (63,180)
                                                                                 --------       --------
         Net cash used by financing activities                                       ----        (54,510)
                                                                                 --------       --------
Net increase in cash and cash equivalents                                           1,663         (3,087)
Cash and cash equivalents at beginning of period                                    2,377          3,295
                                                                                 --------       --------
Cash and cash equivalents at end of period                                         $4,040           $208
                                                                                 ========       ========
Supplemental disclosures of cash flow information:
   Cash used for interest payments                                                 $1,381            $9,099
                                                                                ==========      ============
   Cash used for income tax payments                                                   $0                $0
                                                                                ==========      ============


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

On June 12, 2001, the company's wholly-owned subsidiary, UpRight, Inc. filed a petition for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of California, Fresno Division.Under Chapter 11, certain claims against UpRight in existence prior to the filing of petitions for relief under Federal bankruptcy laws are stayed while UpRight continues business operations as Debtor-in-possession. These claims are reflected in the condensed consolidated balance sheet at July 1, 2001 and December 31, 2001 as "Liabilities subject to compromise of UpRight, Inc. subsidiary in Chapter 11 reorganization." Additional claims (also liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against UpRight's assets ("secured claims") are also stated, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on Upright's property, plant and equipment.

On December 31, 2001, the Company filed a petition for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of California, Fresno Division. The Company currently operates as debtor-in-possession. Under Chapter 11, certain claims against the Company in existence prior to the filing of petitions for relief under Federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-possession. These claims are reflected in the condensed consolidated balance sheet at July 1, 2001 and December 31, 2001 as "Liabilities subject to compromise of the Comapny. subsidiary in Chapter 11 reorganization." Additional claims (also liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") are also stated, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company's property, plant and equipment.



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

                                                                         Three Months Ended
                                                                December 30, 2001            December 31, 2000
                                                                           (Dollars in Thousands)
                                                                                  (Unaudited)
                                                              -------------------------------------------------

     Revenue                                                $11,863      100.0%        $25,344       100.0%
     Cost of revenue                                         10,451       88.1          32,434       128.0
     Gross profit/(loss)                                      1,412       11.9          (7,090)      (28.0)
     Operating expenses                                       3,992       33.6           7,395        29.2
     Operating loss, continuing operations                   (2,580)     (21.7)        (14,485)      (57.2)
     Reorganization Charges                                    (477)      (4.0)              0         0.0
     Interest expense, net                                   (2,816)     (23.7)         (4,127)      (16.3)
     Other income                                             3,507       29.5             552         2.2
     Benefit for income taxes                                     0        0.0           7,224        28.5
     Loss from continuing operations                         (2,366)     (19.9)        (10,836)      (42.8)
     Loss on sale from discontinued operations                    0        0.0          (3,205)      (12.6)
     Net loss                                                (2,366)     (19.9)        (14,041)      (55.4)
     EBITDA, continuing operations                           (2,025)     (17.1)        (12,322)      (48.6)
     Depreciation   and   amortization,    continuing           555        4.6           2,163         8.6
     operations

Segment Operations

The Company, through its wholly-owned subsidiary, UpRight, Inc. ("UpRight") manufactures and sells aerial work platforms. The Company recently sold its other wholly-owned subsidiary, Horizon, to United Rentals, Inc. Horizon's financial results are shown as discontinued operations.

          W.R. Carpenter North America, Inc. and Subsidiary



                                                      Consolidating Statement of Operations
                                                                Three Months Ended
                                                                December 30, 2001
                                                              (Dollars in Thousands)
                                                                   (Unaudited)
                                                  -------------------------------------------------
                                                  Carpenter      UpRight      Consolidated
                                                  ---------     ---------     ------------

Revenues                                               $992       $10,871          $11,863
Cost of revenues                                        795         9,656           10,451
                                                  ---------     ---------       ----------
   Total gross profit                                   197         1,215            1,412
                                                  ---------     ---------       ----------
   % of revenue                                       19.9%          11.2%           11.9%

Loss from Operations
Selling, general and administrative                   2,425         1,033            3,458
Product liability                                                     480              480
Research and development                                               54               54
                                                 ----------     ---------       ----------
Total operating expenses                              2,425         1,567            3,992
                                                 ==========     =========       ==========
    Operating loss from continuing                  $(2,228)        $(352)         $(2,580)
      operations
   % of revenue                                     (224.6%)        (3.2%)          (21.7%)

                                               W.R. Carpenter North America, Inc. and Subsidiary
                                                     Consolidating Statement of Operations
                                                               Three Months Ended
                                                               December 31, 2000
                                                             (Dollars in Thousands)
                                                                  (Unaudited)
                                               --------------------------------------------------
                                                 Carpenter         UpRight      Consolidated
                                                 ---------       ---------      ------------
Revenues                                               $23         $25,321        $25,344
Cost of revenues                                        23          32,411         32,434
                                                 ---------       ---------      ---------
   Total gross profit/(Loss)                                    0          (7,090)        (7,090)
                                                 ---------       ---------      ---------
   % of revenue                                       0.0%          (28.0%)        (28.0%)
Income/(loss) from Continuing Operations
Selling, general and administrative                  1,167           4,344          5,511
Product liability                                                      365            365
Research and development                                             1,519          1,519
                                                 ---------       ---------      ---------
Total operating expenses                             1,167           6,228          7,395
                                                 =========       =========      =========
     Operating loss from continuing                $(1,167)       $(13,318)      $(14,485)
     operations
   % of revenue                                                    (52.6%)         (57.2%)

                                                 W.R. Carpenter North America, Inc. and Subsidiary
                                                       Consolidating Statement of Operations
                                                                 Six Months Ended
                                                                 December 30, 2001
                                                              (Dollars in Thousands)
                                                                    (Unaudited)
                                              --------------------------------------------------------
                                                 Carpenter           UpRight     Consolidated
                                              --------------      ----------     -----------------

Revenues                                             $2,483             $18,598          $21,081

Cost of revenues                                      2,822              17,147           19,969
                                              --------------           ---------        --------

   Total gross profit/(loss)                           (339)               1,451           1,112
                                              --------------           ---------        --------
   % of revenue                                      (13.7%)                7.8%            5.3%

Loss from Operations
Selling, general and administrative                   3,732               2,085            5,817
Product liability                                                           957              957
Research and development                                                     92               92
                                              --------------           ---------        --------
Total operating expenses                              3,732               3,134            6,866
                                              ==============           =========        ========
     Operating loss from continuing                 $(4,071)            $(1,683)         $(5,754)
     operations
   % of revenue                                     (164.0%)              (9.0%)          (27.3%)

                                               W.R. Carpenter North America, Inc. and Subsidiary
                                                     Consolidating Statement of Operations
                                                                Six Months Ended
                                                               December 31, 2000
                                                             (Dollars in Thousands)
                                                                  (Unaudited)
                                               -----------------------------------------------------
                                                  Carpenter             UpRight       Consolidated
                                              --------------           ---------     -------------
Revenues                                                $23             $68,779         $68,802
Cost of revenues                                         23              75,177          75,200
                                              --------------           ---------       --------
   Total gross profit/(Loss)                              0              (6,398)         (6,398)
                                              --------------           ---------       --------
   % of revenue                                         0.0%              (9.3%)          (9.3%)
Income/(loss) from Continuing Operations
Selling, general and administrative                    2,918               8,728         11,646
Product liability                                                            725            725
Research and development                                                   2,881          2,881
                                              --------------           ---------       --------
Total operating expenses                               2,918              12,334         15,252
                                              ==============           =========       =========
     Operating loss from continuing                 $(2,918)           $(18,732)       $(21,650)
    operations
   % of revenue                                                         (27.2%)          (31.5%)

Three Months Ended December 30, 2001 Compared to Three Months Ended December 31, 2000

Revenue for the three months ended December 30, 2001 was $11.9 million, a decrease of $13.4 million from revenue of $25.3 million for the three months ended December 31, 2000. The decrease in revenue was mainly due to a general slowdown in industry shipments, reduced sales of equipment due to uncertainties in the marketplace subsequent to UpRight's Chapter 11 filing as well as a reduction in manufacturing levels at UpRight.

Gross profit for the three months ended December 30, 2001 was $1.4 million, an increase of $8.5 million from a gross loss of $7.1 million for the three months ended December 31, 2000. Gross margin as a percentage of revenue increased to 11.9% in the three months ended December 30, 2001 compared to a negative 28.0% in the three months ended December 31, 2000. The increase in gross profit during the three months ended December 30, 2001 compared to the three months ended December 31, 2000 is primarily the result of: (1) elimination of one-time charges of $3.5 million that occurred during the three months ended December 31, 2000, (2) reduction in manufacturing overhead costs during the three months ended December 30, 2001 due to: (a) the consolidation of manufacturing into one plant, (b) reduced depreciation expense, which is attributable to the write down to fair market value of long-lived assets related to the impairment of plant and equipment at UpRight, (c) significant headcount reduction and (3) change in the sales mix of equipment.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $4.0 million in the three months ended December 30, 2001 compared to $7.4 million for the same period last year. SG & A expenses decreased by $2.0 million to $3.5 million in the three months ended December 30, 2001 compared to the three months ended December 31, 2000. The decrease in SG & A expenses is primarily due to the elimination of a one-time charge of $1.6 million during the three months ended December 31, 2000. As a percentage of revenue, SG & A expenses were 29.1% in the three months ended December 30, 2001 compared to 21.7% for the three months ended December 31, 2000. Product liability expenses were $0.5 million in the three months ended December 30, 2001 compared to $0.4 million in the three months ended December 31, 2000.
Research and development expenses for the three months ended December 30, 2001 were $0.1 million, a decrease of $1.4 million compared to the three months ended December 31, 2000.

Interest expense, net of interest income, decreased to $2.8 million for the three months ended December 30, 2001 from $4.1 million for the three months ended December 31, 2000 due primarily to lower debt levels at UpRight and the Company.

Income tax for the three months ended December 30, 2001 was $0.0 million compared to a benefit of $7.2 million for the three months ended December 31, 2000. The Company's effective tax rate was 0.0% for the three months ended December 30, 2001 compared to 40.0% for the three months ended December 31, 2000. No income tax benefit was recorded during the quarter ended December 30, 2001 due to FAS 109 limitations.

The loss on sale of Horizon High Reach, net of income taxes, for the three months ended December 30, 2001 was $0.0 million compared to $3.2 million for the three months ended December 31, 2000. Horizon High Reach was sold to United Rentals, Inc. on September 29, 2000. The effective date of this sale for financial reporting purposes was July 31, 2000.

Net loss for the three months ended December 30, 2001 was $2.4 million, representing a decrease of $11.6 million from the net loss of $14.0 million for the three months ended December 31, 2000, as a result of the factors described above.

Six Months Ended December 30, 2001 Compared to Six Months Ended December 31,
2000

Revenue for the six months ended December 30, 2001 was $21.1 million, a decrease of $47.7 million from revenue of $68.8 million for the six months ended December 31, 2000. The decrease in revenue was mainly due to a general slowdown in industry shipments, reduced sales of equipment due to uncertainties in the marketplace subsequent to UpRight's Chapter 11 filing as well as a reduction in manufacturing levels at UpRight.

Gross profit for the six months ended December 30, 2001 was $1.1 million, an increase of $7.5 million from a gross loss of $6.4 million for the six months ended December 31, 2000. Gross margin as a percentage of revenue increased to 5.3% in the six months ended December 30, 2001 compared to a negative 9.3% in the six months ended December 31, 2000. The increase in gross profit during the six months ended December 30, 2001 compared to the six months ended December 31, 2000 is primarily the result of: (1) elimination of one-time charges of $3.5 million that occurred during the six months ended December 31, 2000, (2) reduction in manufacturing overhead costs during the six months ended December 30, 2001 due to: (a) the consolidation of manufacturing into one plant, (b) reduced depreciation expense, which is attributable to the write down to fair market value of long-lived assets related to the impairment of plant and equipment at UpRight, (c) significant headcount reduction, (3) change in the sales mix of equipment and (4) partially offset by a $0.3 million loss on used equipment sales at the Company.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $6.9 million in the six months ended December 30, 2001 compared to $15.3 million for the same period last year. SG & A expenses decreased by $5.8 million to $5.8 million in the six months ended December 30, 2001 compared to the six months ended December 31, 2000. The decrease in SG & A expenses is primarily due to the significant reduction of SG & A costs at UpRight subsequent to the Chapter 11 filing as well as the elimination of a one-time charge of $1.6 million during the six months ended December 31, 2000. As a percentage of revenue, SG & A expenses were 27.6% in the six months ended December 30, 2001 compared to 16.9% for the six months ended December 31, 2000. Product liability expenses were $1.0 million in the six months ended December 30, 2001 compared to $0.7 million in the six months ended December 31, 2000. Research and development expenses for the six months ended December 30, 2001 were $0.1 million, a decrease of $2.8 million compared to the six months ended December 31, 2000.

Interest expense, net of interest income, decreased to $5.6 million for the six months ended December 30, 2001 from $8.5 million for the six months ended December 31, 2000 due primarily to lower debt levels at UpRight and the Company.

Income tax for the six months ended December 30, 2001 was $0.0 million compared to a benefit of $12.1 million for the six months ended December 31, 2000. The Company's effective tax rate was 0.0% for the six months ended December 30, 2001 compared to 40.0% for the six months ended December 31, 2000. No income tax benefit was recorded during the quarter ended December 30, 2001 due to FAS 109 limitations.

Income from discontinued operations, net of income taxes, for the six months ended December 30, 2001 was $0.0 million compared to $0.3 million for the six months ended December 31, 2000. The income from discontinued operations reflect the operations of Horizon, which was sold to United Rentals, Inc. on September 29, 2000. The effective date of this sale for financial reporting purposes was July 31, 2000. The loss on sale of Horizon, net of income taxes for the six months ended December 31, 2000, was $1.9 million.

Net loss for the six months ended December 30, 2001 was $8.7 million, representing a decrease of $11.0 million from the net loss of $19.7 million for the six months ended December 31, 2000, as a result of the factors described above.

Capital Resources and Liquidity

The  Company's  cash  flow   requirements  are  for  working  capital,   capital
expenditures and debt service.

The Company meets its liquidity needs through internally generated funds and finance facilities available to its subsidiary, UpRight, and cash balances.

On December 31, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Laws. The Chapter 11 case is administered by the United States Bankruptcy Court for the Eastern District of California, Fresno Division. The Company is operating its business as debtor-in-possession which requires certain of its actions to be approved by the bankruptcy court. The Company intends to submit a plan of reorganization to the bankruptcy court. Discussions with debt holders and other creditors of the Company are in the preliminary stages and there can be no assurance that an agreement regarding a reorganization will be reached.


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

The filing with the Bankruptcy Court constitutes a default under the indenture governing the Company's Senior Subordinated Notes. As a result, the notes may be subject to acceleration and have been classified as current liabilities at July 1, 2001 and December 30, 2001.

The Company's cash balance as of December 30, 2001 was $4.0 million. This cash is used for general corporate purposes. UpRight's revolving line of credit from a major financial institution of $20.0 million matured on February 15, 2001. As of December 30, 2001, UpRight owed $17.1 million against its revolving line of credit.

The Company's working capital was $(42.7) million and $(43.6) million at December 30, 2001 and July 1, 2001, respectively. The increase in working capital during the fiscal year is mainly due to: (1) an increase in affiliate receivables of $6.6 million, of which $8.3 million was reclassified from restricted cash (other assets), (2) a increase in cash of $1.6 million, (3) partially offset by a decrease in inventory of $4.2 million and (4) an increase in accrued expenses of $1.4 million.

The Company's outstanding debt was $78.4 million at December 30, 2001 and $78.3 million at July 1, 2001. Cash and cash equivalents were $4.0 million and $2.4 million at December 30, 2001 and July 1, 2001, respectively.

Net cash used by operating activities was $1.5 million in the six months ended December 30, 2001 compared to net cash provided by operating activities of $0.1 million during the six months ended December 31, 2000. The $1.6 million change in net cash used by operating activities compared to net cash provided by activities is primarily related to: (1) a decrease in other, net of $8.9 million in the six months ended December 30, 2001, which is primarily attributable to the reclassification of $6.8 million from restricted cash to affiliate receivable compared to an increase of $11.7 million in the six months ended December 31, 2000, which is primarily attributable to the $9.5 million of notes issued and still outstanding by United Rentals, Inc. to the Company for the sale of Horizon, (2) a decrease in accounts payable of $0.0 million during the six months ended December 30, 2001 compared to the decrease in accounts payable of $12.2 million during the six months ended December 31, 2000, which is attributable to reduced levels of accounts payable at UpRight as well as the sale of Horizon, partially offset by (3) an increase in accounts receivable of $2.5 million during the six months ended December 30, 2001, which is primarily attributable to the reclassification of $6.8 million from restricted cash to affiliate receivable compared to a decrease in accounts receivable of $31.4 million during the six months ended December 31, 2000, which is attributable to the sale of Horizon and improved collections at UpRight, (4) an decrease in inventory of $4.2 million during the six months ended December 30, 2001, which is attributable to reduced inventory levels at UpRight, compared to the decrease in inventory of $12.4 million during the six months ended October 1, 2001, which is attributable to the sale of Horizon and a reduction in inventory at UpRight,
(5) an increase in accrued expenses of $1.4 million during the six months ended December 30, 2001, which is primarily the increase in accrued interest payable compared to an increase of $7.3 million during the six months ended December 31, 2000, which is attributable to accruals related to the sale of Horizon, (6) an increase in prepaid expenses and other assets of $4.0 million during the six months ended December 30, 2001 compared to a decrease of $0.3 million in prepaid expenses and other assets and (7) a reduction in depreciation and amortization expense of $3.6 million in the six months ended December 30, 2001 compared to six months ended December 31, 2000, which is attributable to the write down to fair market value of long-lived assets related to the impairment of plant and equipment at UpRight, as well as the sale of Horizon.

Net cash provided by investing activities was $3.2 million in the six months ended December 30, 2001 compared to net cash provided by investing activities of $51.3 million in the six months ended December 31, 2000. The change in net used by investing activities resulted primarily from the sale of Horizon (rental fleet), as well as a decrease in cash used for the purchase of property, plant and equipment.

Net cash provided by financing activities was $0.0 million in the six months ended December 30, 2001 compared to net cash used of $54.5 million in the six months ended December 31, 2000. The change in net cash used by financing activities is primarily due to: (1) the payoff of Horizon's debt of $37.7 at the time of its sale to United during the six months ended December 31, 2000, (2) the $14.1 million repurchase of Senior Subordinated Notes Payable in December, 2000 and (3) a $4.0 million repayment in October, 2000 by UpRight of a real estate related facility.

The Company has historically relied on cash on hand, internally generated funds and amounts available to UpRight under its revolving credit facility to satisfy its operating cash requirements and planned capital expenditures. It is likely, however, that the Company may require additional capital through borrowings and equity to fund the working capital requirements associated with the continued operations of the business. The aerial work platform industry is cyclical in nature and, due to a current and anticipated continued slowdown in demand generally in the industry, the Company expects an adverse impact on the level of UpRight's revenues. In addition, UpRight's revolving line of credit from a major financial institution matured on February 15, 2001. Finally, the Company's acces to internally generated funds, as well as its ability to secure capital and funding through borrowings, will be dependent upon its discussions with its creditors and the results of the plan of reorganizaiton submitted to the bankruptcy court. There can be no assurance that an agreement regarding a reorganization will be reached or plan confirmed by the court.

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


Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations" were issued in June 2001. The Company intends to adopt all three standards as required or permitted as of the beginning of fiscal 2003. The Company does not expect the adoption of these three standards to have a material impact on their financial statements.

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

(a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-31187), filed with the Securities and Exchange Commission on July 11, 1997.
(b) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, filed with the Securities and Exchange Commission on September 28, 1998.
(c ) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1998 filed with the Securities and Exchange Commission on November 12, 1998.
(d) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1999, filed with the Securities and Exchange Commission on May 12, 1999.
(e) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, filed with the Securities and Exchange Commission on September 27, 1999.
(f) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 26, 1999, filed with the Securities and Exchange Commission on November 10, 1999.
(g) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 26, 1999, filed with the Securities and Exchange Commission on February 1, 2000.
(h) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000, filed with the Securities and Exchange Commission on May 10, 2000.
(j) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000, filed with the Securities and Exchange Commission on October 10, 2000.
(k) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2000, filed with the Securities and Exchange Commission on November 15, 2000.
(l) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 1,2001, filed with the Securities and Exchange Commission on October 15, 2001.


(a)  Reports on Form 8-K.

The Company filed a report on Form 8-K on December 13, 2001, announcing that it will not make its next interest payment to the holders of the Notes by December 15, 2001, the next regularly scheduled interest payment date under the Indenture. The Company noted that, as a result of the failure to make timely payment of the interest on such date, pursuant to Section 6.01(2) of the Indenture, failure to make payment on the regularly scheduled December interest within the 30 day grace period permitted by the Indenture will constitute an Event of Default thereunder.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       W.R.
CARPENTER NORTH AMERICA, INC.

Date:    February 13, 2002

                           By: /s/___________________________
                                    Graham D. Croot
                                    Chief Financial Officer
                                    (Principal Financial Officer
                                     and Duly Authorized Signatory)

Index to Exhibits

Exhibit
Number         Description of Document

         3.1(i) (a)  Certificate of Incorporation of the Registrant, as
                     amended.
        3.1(ii) (a)  Bylaws of the Registrant, as amended.
            4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.
            4.4 (a)  Form of Exchange Global Note.
           10.3 (a) Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.
           10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
           10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American Equipment Leasing.
           10.6 (a) Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.
           10.8 (a) Lease, dated January 1997, by and between Morris Ragona and Joan Ragona, and Horizon High Reach, Inc.
           10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and Horizon High Reach, Inc.
       10.10(i) (a)  Lease Agreement, executed November'10, 1989, by and between Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated February'28, 1994, Lease Modification Agreement dated January'26, 1994, and Notice of Option to Renew dated May'7, 1992.
      10.10(ii) (b)  Lease Extension and Modification Agreement dated September
                     3, 1998.
     10.10(iii) (c)  Lease Extension and Modification Agreement dated October
                     28, 1997.
          10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and
                     Horizon High Reach & Equipment Company.
          10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between
                     Robert I. Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.13 (a)  Lease Agreement, dated April 27, 1990, by and between D.L.
                     Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
          10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between
                     Ronald W. Werner and UpRight, Inc.
          10.15 (a)  Lease, dated March 7, 1995, by and between BMB Investment
                     Group and Horizon High Reach, Inc.
       10.18(i) (b)  Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc., and KeyCorp Leasing LTD.
      10.18(ii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated April 1, 1999, between UpRight, Inc., and KeyCorp Leasing.
     10.18(iii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                     dated May 4, 1999, between UpRight, Inc., and KeyCorp Leasing.
       10.19(i) (d)  Equipment Financing Agreement, dated February 26, 1999, between UpRight, Inc., and Associates Commercial Corp. 10.19(ii) (e) Security Agreement, dated May 13, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
     10.19(iii) (e)  Security Agreement, dated June 2, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
      10.19(iv) (f)  Security Agreement, dated June 24, 1999, between UpRight,
                     Inc., and Associates Commercial Corporation.
          10.20 (e)  Lease Agreement, dated April 1, 1999, between FMCSR
                     Holding Corp., and Horizon High Reach, Inc.
          10.21 (e)  Lease, dated May 24, 1999, between Industrial Boxboard
                     Company and Horizon High Reach, Inc.
       10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                     Fargo Bank, NA and Horizon High Reach, Inc.
      10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                     dated August 26, 1999.
     10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August 26,
                     1999.
      10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                     August 26, 1999.
       10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vi) (f) Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii) (f) Subordination Agreement, dated August 26, 1999, between
                     Wells Fargo Bank, NA and Horizon High Reach, Inc.
       10.23(i) (f)  Second Amended and Restated Business Loan Agreement
                     between Union Bank of California, NA and UpRight, Inc 10.23(ii) (f) Security Agreement, dated August 30, 1999, between Union
                     Bank of California, NA and UpRight, Inc.
     10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
     10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                     Union Bank of California, NA and UpRight, Inc.
          10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                     Supply and UpRight, Inc.
       10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                     Development & Construction and Horizon High Reach, Inc.
          10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                     Properties, Inc. and  Horizon High Reach, Inc.
          10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company
          10.27 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
          10.28 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
           10.29(k) Promissory Note, dated July 28, 2000, between UpRight, Inc. and General Electric Capital Corporation.
          10.30 (l)  Long Term Performance and Deferred Compensation Plan
              *21.1  Subsidiaries of the Company
               24.1  Power of Attorney

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