Form 10-Q
period 2002-03-31
CARPENTER W R NORTH AMERICA INC
filed 2002-05-22
CIK 1041645

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002.

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from                           to

     Commission file number:  333-31187

                       W.R. CARPENTER NORTH AMERICA, INC.
             (Exact name of registrant as specified in its charter)
     Delaware                                    52-1049647
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

                             801 South Pine Street
                                Madera, CA 93637
             (Address of principal executive offices and zip code)

                                 (559) 662-3924
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

At May 15, 2002 there were 55,000 shares of Class A common stock, $1.00 par value, and 5,000 shares of Class B common stock, $1.00 par value, of the registrant issued and outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                         Mar 31         Apr 1         Jul 1
                                                                                          2002          2001          2001
                                                                                      (unaudited)   (unaudited)     (audited)
                                                                                     ------------- ------------- -------------
ASSETS
  Current Assets
   Cash and cash equivalents                                                               $2,002          $547        $2,377
   Accounts receivable (net of allowance for doubtful accounts of $1,786, $123,
  and $1,673, respectively)                                                                14,614        20,362        11,900
   Affiliates receivable (net of allowance for doubtful accounts of $6,097, $0,
  $3,797, respectively)                                                                    15,008        14,731        10,479
   Inventories                                                                             10,431        34,034        13,214
   Prepaid expenses and other                                                               6,427         1,058         2,167
   Income taxes receivable                                                                    ---         2,949         1,722
   Deferred income taxes                                                                      ---         1,614           ---
                                                                                         --------      --------      --------
     Total current assets                                                                  48,482        75,295        41,859
  Property, plant and equipment, net                                                       15,579        51,933        20,768
  Other assets                                                                              6,752        29,194        14,476
                                                                                         --------      --------      --------
     Total assets                                                                         $70,813      $156,422       $77,103
                                                                                         ========      ========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
  Current Liabilities
    Senior subordinated notes payable, in default                                       $     ---      $    ---       $78,333
    Accounts payable                                                                          ---        19,451            51
    Accrued expenses                                                                        2,828        19,234         7,036
    Current portion of long-term debt                                                         ---        25,630           ---
                                                                                         --------      --------      --------
      Total current liabilities                                                             2,828        64,315        85,420
  Liabilities subject to compromise of the Company in Chapter 11 reorganization
  and of UpRight, Inc. subsidiary in Chapter 11 reorganization                            169,146           ---        81,715
  Senior Subordinated Notes Payable                                                           ---        78,247           ---
  Long-term debt, net of current portion                                                      ---        23,547           ---
  Other long-term liabilities                                                                 884           223           ---
                                                                                         --------      --------      --------
    Total liabilities                                                                     172,858       166,332       167,135
                                                                                         --------      --------      --------

  Commitments and contingencies
  Stockholder's equity (deficit)
    Common stock                                                                               60            60            60
    Preferred stock                                                                            25            25            25
    Additional paid-in capital                                                              8,767         8,767         8,767
    Cumulative currency translation adjustment (CTA)                                        2,084         2,084         2,084
    Retained earnings (deficit) (on July 3, 1994 a (deficit) of $31,395 was
       eliminated due to a subsidiary's quasi-reorganization)                            (112,981)      (20,846)     (100,968)
                                                                                         --------      --------      --------
    Total stockholder's equity (deficit)                                                 (102,045)       (9,910)      (90,032)
                                                                                         --------      --------      --------

    Total liabilities and stockholder's equity (deficit)                                  $70,813      $156,422       $77,103
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


                                                                 Three Months                 Nine Months
                                                                  Ended                     Ended
                                                              Mar 31       Apr 1         Mar 31       Apr 1
                                                               2002        2001           2002        2001
                                                             -------     -------        --------    -------

Revenues                                                     $12,072     $40,295         $33,153    $109,097

Cost of Revenues                                              10,544      38,512          30,513     113,712
                                                             -------     -------        --------    --------
Gross profit/(loss)                                            1,528       1,783           2,640      (4,615)
                                                             -------     -------        --------    --------
Operating expenses
   Selling, general and administrative                         2,100       3,479           7,917      15,125
   Product liability                                             480         356           1,437       1,081
   Research and development                                      176       1,013             268       3,894
                                                             -------     -------        --------    --------
            Total operating expenses                           2,756       4,848           9,622      20,100
                                                            --------     -------        --------    --------
Operating loss from continuing operations                     (1,228)     (3,065)         (6,982)    (24,715)
Reorganization Charges                                        (1,520)          0          (2,307)          0

Other income/(expense)
   Interest expense, net                                        (600)     (3,341)         (6,215)    (11,825)
   Other income/(expense)                                        (13)        (45)          3,491         (84)
                                                            --------     -------        --------    --------
Loss from continuing operations before income taxes           (3,361)     (6,451)        (12,013)    (36,624)
Benefit for income taxes                                           0       1,482               0      13,551
                                                            --------     -------        --------    --------
Loss from continuing operations                               (3,361)     (4,969)        (12,013)    (23,073)
                                                            --------     -------        --------    --------
Discontinued operations
   Income from discontinued operations of Horizon
   High Reach, less income taxes of $0, $0, $0 and $178            0           0               0         268
   Loss on sale of Horizon, less income tax benefits of
  $0, $29, $0, and $1,292                                          0        (271)              0      (2,165)
                                                            --------     -------        --------    --------
Net loss                                                    $ (3,361)    $(5,240)       $(12,013)   $(24,970)
                                                            ========     =======        ========    ========
Loss per common share from continuing operations            $ (56.02)    $(82.82)       $(200.22)   $(384.55)
                                                            ========     =======        ========    ========
Net loss per common share                                   $ (56.02)    $(87.33)       $(200.22)   $(416.17)
                                                            ========     =======        ========    ========
Weighted average number of common shares used
to compute net loss per common share                          60,000      60,000          60,000      60,000
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

              W.R. CARPENTER NORTH AMERICA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                                                      Nine Months Ended
                                                                                  -----------------------
                                                                                     Mar 31       Apr 1
                                                                                      2002        2001
                                                                                   ---------   --------
                                                                                   ---------   --------
Cash flows from operating activities
   Net loss                                                                        $ (12,013)  $ (24,970)
                                                                                   ---------   ---------
                                                                                   ---------   ---------
   Adjustments to reconcile net loss to net cash provided/(used) by operating activities
      Depreciation and amortization                                                    2,231       7,944
      Gain/(loss) on disposition of property, plant and equipment                       (223)        508
      Changes in operating assets and liabilities
         Accounts receivable                                                          (7,243)     36,070
         Inventories                                                                   2,783      15,034
         Prepaid expenses and other                                                   (4,260)      7,108
         Income taxes receivable/deferred income taxes, net                            1,722         767
         Accounts payable                                                                (51)    (15,630)
         Accrued expenses                                                            (4,208)       1,854
         Liabilities subject to compromise                                             9,098           0
         Other, net                                                                    8,608     (15,727)
                                                                                    --------    --------
              Total adjustments                                                        8,457      37,928
                                                                                    --------    --------
              Net cash provided/(used) by operating activities                        (3,556)     12,958
                                                                                    --------    --------
Cash flows from investing activities
   Additions to property, plant and equipment                                           (409)     (8,505)
   Proceeds from disposition of assets                                                 3,590      59,709
                                                                                    --------    --------
         Net cash provided by investing activities                                     3,181      51,204
                                                                                    --------    --------
Cash flows from financing activities
   Proceeds from long-term debt                                                          ---      10,524
   Repayment of long-term debt                                                           ---     (77,434)
                                                                                    --------    --------
         Net cash used by financing activities                                           ---     (66,910)
                                                                                    --------    --------
Net decrease in cash and cash equivalents                                               (375)     (2,748)
Cash and cash equivalents at beginning of period                                       2,377       3,295
                                                                                    --------    --------
Cash and cash equivalents at end of period                                            $2,002        $547
                                                                                    ========    ========
Supplemental disclosures of cash flow information:
   Cash used for interest payments                                                    $1,760     $10,438
                                                                                    ========   =========
   Cash used for income tax payments                                                      $0          $0
                                                                                    ========   =========


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

On June 12, 2001, UpRight, Inc. filed a petition for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of California, Fresno Division. Under Chapter 11, certain claims against UpRight in existence prior to the filing of petitions for relief under Federal bankruptcy laws are stated while UpRight continues business operations as Debtor-in-possession. These claims are reflected in the condensed consolidated balance sheet at July 1, 2001 and March 31, 2002 as "Liabilities subject to compromise of UpRight, Inc. subsidiary in Chapter 11 reorganization." Additional claims (also liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against UpRight's assets ("secured claims") are also stated, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on Upright's property, plant and equipment.

On December 31, 2001, the Company filed a petition for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of California, Fresno Division. Under Chapter 11, certain claims against the Company in existence prior to the filing of petitions for relief under Federal bankruptcy laws are stated while the Company continues business operations as Debtor-in-possession. These claims are reflected in the condensed consolidated balance sheet at March 31, 2002 as "Liabilities subject to compromise of the Company in Chapter 11 reorganization." Additional claims (also liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.


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

                                                                         Three Months Ended
                                                              March 31, 2002                April 1, 2001
                                                                           (Dollars in Thousands)
                                                           -------------------------------------------------
                                                                            (Unaudited)
     Revenue                                                $12,072      100.0%        $40,295      100.0%
     Cost of revenue                                         10,544       87.3          38,512       95.6
     Gross profit                                             1,528       12.7           1,783        4.4
     Operating expenses                                       2,756       22.8           4,848       12.0
     Operating loss, continuing operations                   (1,228)     (10.2)         (3,065)      (7.6)
     Reorganization Charges                                  (1,520)     (12.6)              0        0.0
     Interest expense, net                                     (600)      (5.0)         (3,341)      (8.3)
     Other expense                                              (13)      (0.1)            (45)      (0.1)
     Benefit for income taxes                                     0        0.0           1,482        3.7
     Loss from continuing operations                         (3,361)     (27.8)         (4,969)     (12.3)
     Loss on sale from discontinued operations                    0        0.0            (271)      (0.7)
     Net loss                                                (3,361)     (27.8)         (5,240)     (13.0)
     EBITDA, continuing operations                             (709)      (5.9)           (440)      (1.1)
     Depreciation and amortization, continuing                 519         4.3           2,625        6.5
     operations

Segment Operations

The Company, through its wholly-owned subsidiary, UpRight, Inc. ("UpRight") manufactures and sells aerial work platforms. The Company sold its other wholly-owned subsidiary, Horizon, to United Rentals, Inc. Horizon's financial results are shown as discontinued operations.


                                       W.R. Carpenter North America, Inc. and Subsidiary
                                           Consolidating Statement of Operations
                                                     Three Months Ended
                                                        March 31, 2002
                                                   (Dollars in Thousands)
                                                         (Unaudited)
                                               -----------------------------------
                                               Carpenter    UpRight   Consolidated
                                               ---------   --------   ------------

Revenues                                            $228    $11,844     $12,072
Cost of revenues                                     281     10,263      10,544
                                              ----------   --------     -------
   Total gross profit/(loss)                         (53)     1,581       1,528
                                              ----------   --------    --------
   % of revenue                                    (23.2%)     13.3%       12.7%

Loss from continuing operations
Selling, general and administrative                  494      1,606       2,100
Product liability                                               480         480
Research and development                                        176         176
                                              ----------   --------    --------
Total operating expenses                             494      2,262       2,756
                                              ==========   ========    ========
    Loss from continuing operations                $(547)     $(681)    $(1,228)
   % of revenue                                  (239.9%)     (5.7%)     (10.2%)




                                         W.R. Carpenter North America, Inc. and Subsidiary
                                             Consolidating Statement of Operations
                                                      Three Months Ended
                                                         April 1, 2001
                                                    (Dollars in Thousands)
                                                            (Unaudited)
                                           -----------------------------------------------------

                                              Carpenter     UpRight   Consolidated
                                              ---------    --------    -------------
Revenues                                         $1,220     $39,075     $40,295
Cost of revenues                                  1,297      37,215      38,512
                                              ---------    --------    --------
   Total gross profit/(loss)                        (77)      1,860       1,783
                                              ---------    --------    --------
   % of revenue                                   (6.3%)       4.8%        4.4%

Loss from continuing operations
Selling, general and administrative                 147       3,332       3,479
Product liability                                               356         356
Research and development                                      1,013       1,013
                                              ---------    --------    --------
Total operating expenses                            147       4,701       4,848
                                              =========    ========    ========
   Loss from continuing operations                $(224)    $(2,841)    $(3,065)
   % of revenue                                  (18.4%)      (7.3%)      (7.6%)




                                         W.R. Carpenter North America, Inc. and Subsidiary
                                              Consolidating Statement of Operations
                                                         Nine Months Ended
                                                           March 31, 2002
                                                       (Dollars in Thousands)
                                                            (Unaudited)
                                        -------------------------------------------------
                                              Carpenter    UpRight    Consolidated
                                              ---------    -------    ------------
Revenues                                         $2,711    $30,442      $33,153
Cost of revenues                                  3,103     27,410       30,513
                                              ---------    -------    ---------
   Total gross profit/(loss)                       (392)     3,032        2,640
                                              ---------    -------    ---------
   % of revenue                                  (14.5%)    10.0%         8.0%

Loss from continuing operations
Selling, general and administrative               4,226      3,691        7,917
Product liability                                            1,437        1,437
Research and development                                       268          268
                                              ---------    -------    ---------
Total operating expenses                          4,226      5,396        9,622
                                              =========    =======    =========
    Loss from continuing operations             $(4,618)    (2,364)     $(6,982)
   % of revenue                                 (170.3%)     (7.8%)      (21.1%)




                                          W.R. Carpenter North America, Inc. and Subsidiary
                                             Consolidating Statement of Operations
                                                        Nine Months Ended
                                                           April 1, 2001
                                                      (Dollars in Thousands)
                                                            (Unaudited)
                                         ---------------------------------------------------
                                           Carpenter      UpRight     Consolidated
                                           ---------     --------     -------------
Revenues                                      $1,243     $107,854      $109,097
Cost of revenues                               1,320      112,392       113,712
                                           ---------     --------      --------
   Total gross loss                              (77)      (4,538)       (4,615)
                                           ---------     --------      --------
   % of revenue                                (6.2%)       (4.2%)        (4.2%)
Loss from continuing operations
Selling, general and administrative            3,065       12,060        15,125
Product liability                                           1,081         1,081
Research and development                                    3,894         3,894
                                           ---------    ---------     ---------
Total operating expenses                       3,065       17,035        20,100
                                           =========    =========     =========
   Loss from continuing operations           $(3,142)    $(21,573)     $(24,715)
   % of revenue                              (252.8%)      (20.0%)       (22.7%)


Three Months Ended March 31, 2002 Compared to Three Months Ended April 1, 2001

Revenue for the three months ended March 31, 2002 was $12.1 million, a decrease of $28.2 million from revenue of $40.3 million for the three months ended April 1, 2001. The decrease in revenue was mainly due to a general slowdown in industry shipments, reduced sales of equipment due to uncertainties in the marketplace subsequent to UpRight's Chapter 11 filing as well as a reduction in manufacturing levels at UpRight.

Gross profit for the three months ended March 31, 2002 was $1.5 million, a decrease of $0.3 million from a gross profit of $1.8 million for the three months ended April 1, 2001. Gross margin as a percentage of revenue increased to 12.7% in the three months ended March 31, 2002 compared to 4.4% in the three months ended April 1, 2001. The decrease in gross profit during the three months ended March 31, 2002 compared to the three months ended April 1, 2001 is primarily the result of lower revenue during the three months ended March 31, 2002 compared to the same period last year. The increase in gross margin percentage during the three months ended March 31, 2002 compared to the three months ended April 1, 2001 is due primarily to the reduction in manufacturing overhead costs during the three months ended March 31, 2002 due to: (a) the consolidation of manufacturing into one plant, (b) reduced depreciation expense, which is attributable to the write down to fair market value of long-lived assets related to the impairment of plant and equipment at UpRight, (c) significant headcount reduction.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $2.8 million in the three months ended March 31, 2002 compared to $4.8 million for the same period last year. SG & A expenses decreased by $1.4 million to $2.1 million in the three months ended March 31, 2002 compared to the three months ended April 1, 2001. The decrease in SG & A expenses is primarily due to the significant reduction of SG & A costs at UpRight subsequent to the Chapter 11 filing. As a percentage of revenue, SG & A expenses were 17.4% in the three months ended March 31, 2002 compared to 8.6% for the three months ended April 1, 2001. Product liability expenses were $0.5 million in the three months ended March 31, 2002 compared to $0.4 million in the three months ended April 1, 2001. Research and development expenses for the three months ended March 31, 2002 were $0.2 million, a decrease of $0.8 million compared to the three months ended April 1, 2001.

Interest expense, net of interest income, decreased to $0.6 million for the three months ended March 31, 2002 from $3.3 million for the three months ended April 1, 2001 due primarily to the suspension of accrued interest on the Senior Subordinated Notes as a result of the Company filing for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court on December 31, 2001.

Income tax for the three months ended March 31, 2002 was $0.0 million compared to a benefit of $1.5 million for the three months ended April 1, 2001. The Company's effective tax rate was 0.0% for the three months ended March 31, 2002 compared to 23.0% for the three months ended April 1, 2001. No income tax benefit was recorded during the quarter ended March 31, 2002 due to FAS 109 limitations.

The loss on sale of Horizon High Reach, net of income taxes, for the three months ended March 31, 2002 was $0.0 million compared to $0.3 million for the three months ended April 1, 2001. Horizon High Reach was sold to United Rentals, Inc. on September 29, 2000. The effective date of this sale for financial reporting purposes was July 31, 2000.

Net loss for the three months ended March 31, 2002 was $3.4 million, representing a decrease of $1.8 million from the net loss of $5.2 million for the three months ended April 1, 2001, as a result of the factors described above.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended April 1, 2001

Revenue for the nine months ended March 31, 2002 was $33.2 million, a decrease of $75.9 million from revenue of $109.1 million for the nine months ended April 1, 2001. The decrease in revenue was mainly due to a general slowdown in industry shipments, reduced sales of equipment due to uncertainties in the marketplace subsequent to UpRight's Chapter 11 filing as well as a reduction in manufacturing levels at UpRight.

Gross profit for the nine months ended March 31, 2002 was $2.6 million, an increase of $7.2 million from a gross loss of $4.6 million for the nine months ended April 1, 2001. Gross margin as a percentage of revenue increased to 8.0% in the nine months ended March 31, 2002 compared to a negative 4.2% in the nine months ended April 1, 2001. The increase in gross profit during the nine months ended March 31, 2002 compared to the nine months ended April 1, 2001 is primarily the result of: (1) elimination of one-time charges of $3.5 million that occurred during the nine months ended April 1, 2001, (2) reduction in manufacturing overhead costs during the nine months ended March 31, 2002 due to: (a) the consolidation of manufacturing into one plant, (b) reduced depreciation expense, which is attributable to the write down to fair market value of long-lived assets related to the impairment of plant and equipment at UpRight, (c) significant headcount reduction, (3) change in the sales mix of equipment and (4) partially offset by a $0.3 million loss on used equipment sales at the Company.

Operating expenses, consisting of selling, general and administrative expense (SG & A), product liability and research and development expense, were $9.6 million in the nine months ended March 31, 2002 compared to $20.1 million for the same period last year. SG & A expenses decreased by $7.2 million to $7.9 million in the nine months ended March 31, 2002 compared to the nine months ended April 1, 2001. The decrease in SG & A expenses is primarily due to the significant reduction of SG & A costs at UpRight subsequent to the Chapter 11 filing as well as the elimination of a one-time charge of $1.6 million during the nine months ended April 1, 2001. As a percentage of revenue, SG & A expenses were 23.9% in the nine months ended March 31, 2002 compared to 13.9% for the nine months ended April 1, 2001. Product liability expenses were $1.4 million in the nine months ended March 31, 2002 compared to $1.1 million in the nine months ended April 1, 2001. Research and development expenses for the nine months ended March 31, 2002 were $0.3 million, a decrease of $3.6 million compared to the nine months ended April 1, 2001.

Interest expense, net of interest income, decreased to $6.2 million for the nine months ended March 31, 2002 from $11.8 million for the nine months ended April 1, 2001 due primarily to the suspension of accrued interest on the Senior Subordinated Notes as a result of the Company filing for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court on December 31, 2001 and lower debt levels at UpRight and the Company.

Income tax for the nine months ended March 31, 2002 was $0.0 million compared to a benefit of $13.6 million for the nine months ended April 1, 2001. The Company's effective tax rate was 0.0% for the nine months ended March 31, 2002 compared to 37.0% for the nine months ended April 1, 2001. No income tax benefit was recorded during the quarter ended March 31, 2002 due to FAS 109 limitations.

Income from discontinued operations, net of income taxes, for the nine months ended March 31, 2002 was $0.0 million compared to $0.3 million for the nine months ended April 1, 2001. The income from discontinued operations reflect the operations of Horizon, which was sold to United Rentals, Inc. on September 29, 2000. The effective date of this sale for financial reporting purposes was July 31, 2000. The loss on sale of Horizon, net of income taxes for the nine months ended April 1, 2001, was $2.2 million.

Net loss for the nine months ended March 31, 2002 was $12.0 million, representing a decrease of $13.0 million from the net loss of $25.0 million for the nine months ended April 1, 2001, as a result of the factors described above.

Capital Resources and Liquidity

The Company's cash flow requirements are for working capital, capital expenditures and debt service.

The Company meets its liquidity needs through internally generated funds and finance facilities available to its subsidiary, UpRight, and cash balances.

On December 31, 2001, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Laws. The Chapter 11 case is administered by the United States Bankruptcy Court for the Eastern District of California, Fresno Division. The Company is operating its business as debtor-in-possession which requires certain of its actions to be approved by the bankruptcy court. The Company and UpRight, Inc. filed a joint plan of reorganization with the bankruptcy court on March 27, 2002. Discussions with debt holders are in the preliminary stages and there can be no assurance that an agreement regarding a reorganization will be reached.

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

The filing with the Bankruptcy Court constitutes a default under the indenture governing the Company's Senior Subordinated Notes. As a result, the notes may be subject to acceleration and have been classified as current liabilities at July 1, 2001 and March 31, 2002.

The Company's cash balance as of March 31, 2002 was $2.0 million. This cash is used for general corporate purposes. UpRight's revolving line of credit from a major financial institution of $20.0 million matured on February 15, 2001. As of March 31, 2002, UpRight owed $16.8 million against its revolving line of credit.

The Company's working capital was $44.5 million and $(43.6) million at March 31, 2002 and July 1, 2001, respectively. The increase in working capital during the fiscal year is mainly due to: (1) reclassification of the Company's current liabilities to liabilities subject to compromise, (2) an increase in accounts receivable of $2.8 million and (3) an increase in affiliate receivable of $2.3 million.

The Company's outstanding debt was $0.0 million at March 31, 2002 and $78.3 million at July 1, 2001. The reduction in debt is due to its reclassification as liabilities subject to compromise. Cash and cash equivalents were $2.0 million and $2.4 million at March 31, 2002 and July 1, 2001, respectively.

Net cash used by operating activities was $3.6 million in the nine months ended March 31, 2002 compared to net cash provided by operating activities of $13.0 million during the nine months ended April 1, 2001. The $16.6 million change in net cash used by operating activities compared to net cash provided by activities is primarily related to: (1) a decrease in accounts receivable of $7.2 million during the nine months ended March 31, 2002 compared to an increase in accounts receivable of $36.1 million during the nine months ended April 1, 2001, which is attributable to the sale of Horizon and improved collections at UpRight, (2) a decrease in inventory of $2.8 million during the nine months ended March 31, 2002, which is attributable to reduced inventory levels at UpRight, compared to the decrease in inventory of $15.0 million during the nine months ended April 1, 2001, which is attributable to the sale of Horizon and a reduction in inventory at UpRight, (3) a decrease in prepaid expenses and other of $4.3 million during the nine months ended March 31, 2002, compared to an increase of $7.1 million during the nine months ended April 1, 2001, partially offset by (4) an increase in other, net of $8.6 million in the nine months ended March 31, 2002, which is primarily attributable to the reclassification of $8.3 million from restricted cash to affiliate receivable compared to a decrease of $15.7 million in the nine months ended April 1, 2001, (5) an increase in liabilities subject to compromise of $9.1 million during the nine months ended March 31, 2002 and (6) a reduction in the net loss of $13.0 million during the nine months ended March 31, 2002 compared to the nine months ended April 1, 2001. Note: the reclassification of the $78.3 million of Senior Subordinated Notes to liabilities subject to compromise has been excluded from the Condensed Consolidated Statement of Cash Flows as it is a non-cash item.

Net cash provided by investing activities was $3.2 million in the nine months ended March 31, 2002 compared to net cash provided by investing activities of $51.2 million in the nine months ended April 1, 2001. The change in net cash provided compared to net cash used by investing activities resulted primarily from the sale of Horizon (rental fleet), as well as a decrease in cash used for the purchase of property, plant and equipment.

Net cash provided by financing activities was $0.0 million in the nine months ended March 31, 2002 compared to net cash used of $66.9 million in the nine months ended April 1, 2001. The change in net cash provided compared to net cash used by financing activities is primarily due to: (1) the payoff of Horizon's debt of $37.7 at the time of its sale to United during the nine months ended April 1, 2001, (2) the combined $26.5 million repurchase of Senior Subordinated Notes Payable in December, 2000 and February, 2001 and (3) a $4.0 million repayment in October, 2000 by UpRight of a real estate related facility.

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

In light of the Chapter 11 filings of the Company and UpRight, there can be no assurance that the Company will continue to generate sufficient cash and have access to funds necessary to meet its operating and other cash needs.

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


Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations" were issued in June 2001. The Company has adopted all three standards as required or permitted as of the beginning of fiscal 2002. The Company's adoption of these three standards did not have a material impact on the financial statements.

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

(a)  Reports on Form 8-K.

The Company filed a report on Form 8-K/A on January 2, 2002, announcing that it intends to reorganize under chapter 11 of the U.S. Bankruptcy Code, and has filed a voluntary chapter 11 petition with the U.S. Bankruptcy Court for the Eastern District of California, Fresno Division (the "Bankruptcy Court"). In addition, the Company announced that it had filed a Joint Plan of Reorganization (the "Plan") with its subsidiary, UpRight, Inc. ("UpRight"). On June 12, 2001, the Company announced that UpRight had filed a voluntary chapter 11 petition with the Bankruptcy Court.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    W.R. CARPENTER NORTH AMERICA, INC.

Date:    May 15, 2002              By:  /S/
                                        ---------------------------------------
                                        Graham D. Croot
                                        Chief Financial Officer
                                        (Principal Financial Officer and Duly
                                        Authorized Signatory)

Index to Exhibits

Exhibit
Number         Description of Document

    3.1(i) (a)  Certificate of Incorporation of the Registrant, as
                amended.
   3.1(ii) (a)  Bylaws of the Registrant, as amended.
       4.1 (a) Indenture, dated as of June 10, 1997, by and among the Registrant, the Guarantors named therein and U.S. Trust Company of California, N.A.
       4.4 (a)  Form of Exchange Global Note.
      10.3 (a) Industrial Lease, dated February 7 1997, between A.L.L., a general partnership, and UpRight, Inc.
      10.4 (a) Lease, entered into as of November 1995, by and between Townview Partners, a Ohio partnership and UpRight, Inc.
      10.5 (a) Recourse Agreement, dated February 11, 1997, by and between Horizon High Reach, Inc., and American Equipment Leasing.
      10.6 (a) Management Services Agreement, dated May 12, 1997, by and between the Registrant and Griffin Group International Management Ltd.
      10.8 (a) Lease, dated January 1997, by and between Morris Ragona and Joan Ragona, and Horizon High Reach, Inc.
      10.9 (a) Agreement of Lease, dated January 26, 1995, by and between Richard V. Gunner and George Andros, and Horizon High Reach, Inc.
  10.10(i) (a)  Lease Agreement, executed November 10, 1989, by and between
                Trussel Electric, Inc., and Up-Right, Inc., including Lease Extension Agreement dated February 28, 1994, Lease Modification Agreement dated January 26, 1994, and Notice of Option to Renew dated May 7, 1992.
 10.10(ii) (b)  Lease Extension and Modification Agreement dated September
                3, 1998.
10.10(iii) (c)  Lease Extension and Modification Agreement dated October
                28, 1997.
     10.11 (a)  Lease Agreement (undated) by and between T.T. Templin and
                Horizon High Reach & Equipment Company.
     10.12 (a)  Agreement of Lease, dated October 15, 1992, by and between
                Robert I. Selsky and Up-Right Aerial Platforms, Assignment of Lease, dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
     10.13 (a)  Lease Agreement, dated April 27, 1990, by and between D.L.
                Phillips Investment Builders, Inc., and Up-Right, Inc., together with Supplemental Agreement to Lease, dated September 30, 1994, Assignment of Lease, dated June 18, 1990, by and between D.L. Phillips Investment Builders, Inc., and JMA, Ltd., Assignment of Lease dated June 1994, by and between Up-Right, Inc., and Horizon High Reach, Inc., and Consent to Assignment dated July 15, 1994.
     10.14 (a)  Lease Renewal Agreement, dated October 19, 1992, between
                Ronald W. Werner and UpRight, Inc.
     10.15 (a)  Lease, dated March 7, 1995, by and between BMB Investment
                Group and Horizon High Reach, Inc.
  10.18(i) (b)  Equipment Financing Agreement, dated April 23, 1998, between UpRight, Inc., and KeyCorp Leasing LTD.
 10.18(ii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                dated April 1, 1999, between UpRight, Inc., and KeyCorp
                Leasing.
10.18(iii) (e)  Promissory Note of UpRight, Inc., and Security Agreement,
                dated May 4, 1999, between UpRight, Inc., and KeyCorp
                Leasing.
  10.19(i) (d)  Equipment Financing Agreement, dated February 26, 1999, between UpRight, Inc., and Associates Commercial Corp. 10.19(ii) (e) Security Agreement, dated May 13, 1999, between UpRight,
                Inc., and Associates Commercial Corporation.
10.19(iii) (e)  Security Agreement, dated June 2, 1999, between UpRight,
                Inc., and Associates Commercial Corporation.
 10.19(iv) (f)  Security Agreement, dated June 24, 1999, between UpRight,
                Inc., and Associates Commercial Corporation.
     10.20 (e)  Lease Agreement, dated April 1, 1999, between FMCSR Holding
                Corp., and Horizon High Reach, Inc.
     10.21 (e)  Lease, dated May 24, 1999, between Industrial Boxboard
                Company and Horizon High Reach, Inc.
  10.22(i) (f)  Credit Agreement, dated August 26, 1999, between Wells
                Fargo Bank, NA and Horizon High Reach, Inc.
 10.22(ii) (f)  Revolving Line of Credit Note of Horizon High Reach, Inc.,
                dated August 26, 1999.
10.22(iii) (f)  Term Note of Horizon High Reach, Inc., dated August 26,
                1999.
 10.22(iv) (f)  Term Commitment Note of Horizon High Reach, Inc., dated
                August 26, 1999.
  10.22(v) (f)  Foreign Exchange Agreement, dated August 26, 1999, between
                Wells Fargo Bank, NA and Horizon High Reach, Inc.
 10.22(vi) (f)  Security Agreement - Equipment, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(vii) (f) Continuing Security Agreement, dated August 26, 1999, between Wells Fargo Bank, NA and Horizon High Reach, Inc. 10.22(viii) Subordination Agreement, dated August 26, 1999, between
           (f)  Wells Fargo Bank, NA and Horizon High Reach, Inc.
  10.23(i) (f)  Second Amended and Restated Business Loan Agreement between
                Union Bank of California, NA and UpRight, Inc
 10.23(ii) (f)  Security Agreement, dated August 30, 1999, between Union
                Bank of California, NA and UpRight, Inc.
10.23(iii) (f)  Promissory Notes of UpRight, Inc., dated August 30, 1999.
10.23 (iv) (f)  Subordination Agreement, dated August 30, 1999, between
                Union Bank of California, NA and UpRight, Inc.
     10.24 (g)  Lease Agreement, dated September 1, 1999, between Aircold
                Supply and UpRight, Inc.
  10.24(i) (g)  Lease Agreement, dated January 25, 1999, between Clay
                Development & Construction and Horizon High Reach, Inc.
     10.25 (h)  Lease Agreement, dated May 4, 2000, between Advantage
                Properties, Inc. and  Horizon High Reach, Inc.
     10.26 (j)  Stock Purchase Agreement, dated September 29, 2000, between a wholly owned subsidiary of United Rentals, Inc. and the Company
     10.27 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
     10.28 (j)  Promissory Note, dates September 29, 2000, issued in favor of the Company, by a wholly owned subsidiary of United Rentals, Inc.
      10.29(k) Promissory Note, dated July 28, 2000, between UpRight, Inc. and General Electric Capital Corporation.
     10.30 (l)  Long Term Performance and Deferred Compensation Plan
         *21.1  Subsidiaries of the Company
          24.1  Power of Attorney


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